Form 10-Q
period 1994-09-30
WESTMED VENTURE PARTNERS 2 LP
filed 1994-11-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1994


                             Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
             (Exact name of registrant as specified in its charter)


Delaware                                                                   13-3473015
(State of organization)                                                    (I.R.S. Employer Identification No.)


Oppenheimer Tower, World Financial Center
New York, New York                                                         10281
(Address of principal executive offices)                                   (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                     INDEX
                        WESTMED VENTURE PARTNERS 2, L.P.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1994 (Unaudited) and December 31, 1993

Schedule of Portfolio Investments as of September 30, 1994 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1994 and 1993 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1994 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS


                                                                                September 30, 1994            December 31,
                                                                                       (Unaudited)                   1993
ASSETS

Portfolio investments, at fair value
    (cost $8,364,551 at September 30, 1994 and $6,980,811
    at December 31, 1993) - Notes 2 and 4                                            $     6,373,264           $      5,067,177
Cash and cash equivalents                                                                  6,965,921                  8,474,632
Other assets                                                                                  40,374                     13,522
                                                                                              ------                     ------

TOTAL ASSETS                                                                         $    13,379,559           $     13,555,331
                                                                                     =    ==========           =     ==========





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                $        12,657           $         33,528
Due to Managing General Partner - Note 4                                                      75,823                     75,071
Due to Independent General Partners - Note 4                                                  11,250                     15,000
                                                                                              ------                     ------
    Total liabilities                                                                         99,730                    123,599
                                                                                              ------                    -------

Partners' Capital:
Managing General Partner                                                                     132,798                    134,317
Limited Partners (38,727 Units)                                                           13,147,031                 13,297,415
                                                                                          ----------                 ----------
    Total Partners' capital                                                               13,279,829                 13,431,732
                                                                                          ----------                 ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                              $    13,379,559           $     13,555,331
                                                                                     =    ==========           =     ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
SEPTEMBER 30, 1994



ACTIVE PORTFOLIO INVESTMENTS:


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.
500,000 shares of Convertible Preferred Stock                           Feb. 1992              $    802,919        $    802,919
100,000 shares of Preferred Stock                                                                   159,090             159,090
Warrant to purchase 100,000 shares of Preferred Stock
    at $1.50, exercisable from 12/30/94 to 7/29/99                                                        0                   0
                                                                                                          -                   -
                                                                                                    962,009             962,009
                                                                                                    -------             -------
Hepatix, Inc.
668,346 shares of Preferred Stock                                       Jan. 1992                 1,091,913           1,891,913
- - ---------------------------------                                       ---------                 ---------           ---------
IVF America, Inc.(1)
211,672 shares of Common Stock                                          Mar. 1989                 2,322,426             160,818
Warrant to purchase 18,340 shares of Common Stock
    at $10.34 per share, expiring 7/31/96                                                                 0                   0
    -------------------------------------                                                                 -                   -
KeraVision, Inc.
171,821 shares of Preferred Stock                                       Nov. 1992                   530,300             530,300
- - ---------------------------------                                       ---------                   -------             -------
La Jolla Pharmaceutical Company(1)
100,383 shares of Common Stock                                          Nov. 1991                   678,579             199,511
25,076 warrants to purchase 12,538 shares of Common
    Stock at $6 per share, expiring 6/3/99                                                                0               5,755
Warrant to purchase 5,015 shares of Common Stock
    at $5 per share, expiring 6/3/99                                                                      0                   0
                                                                                                          -                   -
                                                                                                    678,579             205,266
                                                                                                    -------             -------
Sennes Drug Innovations, Inc.(A)*
2,750,000 shares of Preferred Stock                                     June 1993                 1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                                      -----               -----
                                                                                                  1,179,954           1,179,954
                                                                                                  ---------           ---------
Synaptic Pharmaceutical Corporation
432,870 shares of Convertible Preferred Stock                           June 1991                   797,167             797,167
- - ---------------------------------------------                           ---------                   -------             -------
Targeted Genetics, Inc.(1)
158,731 shares of Common Stock                                          June 1992                   802,203             645,837
- - ------------------------------                                          ---------                   -------             -------

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $  8,364,551        $  6,373,264
                                                                                               =  =========        =  =========

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - CONTINUED
SEPTEMBER 30, 1994



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)


                                                                                Cost          Realized Loss              Return

TOTAL FROM LIQUIDATED PORTFOLIO
INVESTMENTS                                                            $   5,292,628          $  (2,909,856)       $  2,382,772
                                                                       =   =========          =  ===========       =  =========


                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                  $  13,657,179          $  (4,901,143)       $  8,756,036
                                                                       =  ==========          =  ===========       =  =========



(1)    Public company

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

(A) During the quarter, AGIS Pharmaceuticals, Inc. changed its name to Sennes Drug Innovations, Inc.

(B) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1994.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                      1994            1993            1994            1993
                                                                      ----            ----            ----            ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                         $     77,865     $     67,773    $    201,313     $    211,752
    Interest and dividend income from portfolio
       investments                                                       (232)           4,405           1,260            7,430
                                                                         ----            -----           -----            -----
    Totals                                                             77,633           72,178         202,573          219,182
                                                                       ------           ------         -------          -------

    Expenses:
    Management fee - Note 4                                            66,733           66,079         206,270          211,107
    Professional fees                                                  10,613            9,375          18,212           32,929
    General and administrative expenses                                15,535           17,698          40,880           56,941
    Independent General Partners' fees - Note 4                         3,750            3,750          11,250           11,250
    Miscellaneous                                                           -                -             211                -
                                                                            -                -             ---                -
    Totals                                                             96,631           96,902         276,823          312,227
                                                                       ------           ------         -------          -------

NET INVESTMENT LOSS                                                   (18,998)         (24,724)        (74,250)         (93,045)

Net change in unrealized appreciation or
    depreciation of investments                                      (310,132)        (470,241)        (77,653)        (814,952)
                                                                     --------         --------         -------         --------

NET DECREASE IN NET ASSETS
    RESULTING FROM OPERATIONS
    (allocable to Partners) - Note 3                             $   (329,130)    $   (494,965)   $   (151,903)    $   (907,997)
                                                                 =   ========     =   ========    =   ========     =   ========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,



                                                                                                 1994                1993
                                                                                                 ----                ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $      (74,250)     $       (93,045)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase (decrease) in payables                                                                    (23,869)              63,701
Increase in other assets                                                                           (26,852)             (43,289)
                                                                                                   -------              -------
Cash used for operating activities                                                                (124,971)             (72,633)
                                                                                                  --------              -------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                               (1,383,740)            (904,195)
                                                                                                ----------             --------

Decrease in cash and cash equivalents                                                           (1,508,711)            (976,828)
Cash and cash equivalents at beginning of period                                                 8,474,632            9,534,741
                                                                                                 ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    6,965,921      $     8,557,913
                                                                                            =    =========      =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994



                                                                        Managing
                                                                         General              Limited
                                                                         Partner             Partners                Total

Balance at beginning of period                                        $     134,317      $     13,297,415      $     13,431,732

Allocation of net decrease in net assets
resulting from operations - Note 3                                           (1,519)             (150,384)             (151,903)
                                                                             ------              --------              --------

Balance at end of period                                              $     132,798      $     13,147,031(A)   $     13,279,829
                                                                      =     =======      =     ==========      =     ==========


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized depreciation of investments, was $339 at September 30, 1994. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.     Organization and Purpose

WestMed Venture Partners 2, L.P. (the "Partnership") was formed under Delaware law in April 1988. The Partnership operates as a business development company under the Investment Company Act of 1940, as amended. The Partnership is a closed-end partnership and accordingly its units of limited partnership interest ("Units") are not redeemable by the Partnership. A total of 38,727 Units were sold to Limited Partners at $500 per Unit.

The  general  partners  of  the  Partnership   include  three  individuals  (the
"Independent General Partners") and the managing general partner, WestMed Venture Management 2, L.P. (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"), a Delaware limited partnership. The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with Oppenheimer & Co., Inc. ("Opco"). The limited partners of the Managing General Partner are Oppenheimer Holdings, Inc., MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Messrs. Sommer and Wachtler are principally responsible for managing the investments of the Partnership.

Opco, a member firm of the New York Stock Exchange, the National Association of Securities Dealers, Inc., and all principal United States securities exchanges, is a diversified investment banking and securities firm, a registered investment advisor and Futures Commission Merchant providing a broad range of services to individual, corporate, and institutional clients. Opco operates in the capacity of broker and dealer for its customers, as well as trader for its own account. The services provided by Opco and its subsidiaries, and the activities in which it is engaged, include securities brokerage, securities research, customer financing, securities trading, corporate finance, mergers and acquisitions, underwriting and investment advisory services.

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership is scheduled to terminate on December 31, 1998. However, the General Partners can extend the term for up to two additional two-year periods, if they determine that such extensions are in the best interest of the Partnership.

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost clearly is no longer reflective of fair value.

Investment Transactions - Investment transactions are recorded on the accrual method. For portfolio investments, transactions are recorded on the date which the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership considers its interest bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners is proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1994, the Partnership had a $2.7 million net realized loss from its venture capital investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. The

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED


Partnership incurred venture capital fees of $79,000 and $53,000 for the nine months ended September 30, 1994 and 1993, respectively. Cumulative venture capital fees incurred from inception to September 30, 1994 totaled $774,000.

Pursuant to a management agreement between the Partnership and the Managing General Partner (the "Management Agreement"), the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly.

For services rendered to the Partnership, each of the three Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

5.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of September 30, 1994, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity  and Capital  Resources

During the three months ended September 30, 1994, the Partnership invested $159,000 (including venture capital fees totaling $9,000) in one existing portfolio company. From its inception through September 30, 1994, the Partnership had invested an aggregate of $13.7 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $873,000). At September 30, 1994, the Partnership has invested approximately 78.8% of its original $17.3 million of net proceeds received from the offering of Units.

At September 30, 1994, the Partnership held $7 million in cash and short-term investments as follows: $6.5 million in short-term securities with maturities of less than one year and $515,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make investments in venture situations as opportunities for investment arise. The Partnership earned $78,000 and $201,000 of interest on such investments for the three and nine months ended September 30, 1994, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest earned from its short-term investment portfolio and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended September 30, 1994 and 1993, the Partnership had a net investment loss (investment income less operating expenses) of $19,000 and $25,000, respectively. The reduced net investment loss for the 1994 period compared to the 1993 period primarily is a result of an increase in interest earned from short-term investments during the 1994 period. Interest earned from short-term investments for the three months ended September 30, 1994 and 1993 was $78,000 and $68,000, respectively. The increase in interest from short-term investments primarily was a result of an increase in short-term interest rates during the 1994 period compared to the 1993 period.

Net investment loss for the nine months ended September 30, 1994 and 1993 was $74,000 and $93,000, respectively. The decrease in net investment loss for the 1994 period compared to the 1993 period was due to a decrease in legal fees and other operating expenses.

The management fee paid to the Managing General Partner under the management agreement between the Partnership and the Managing General Partner (the "Management Agreement") for the three months ended September 30, 1994 and 1993 was $67,000 and $66,000, respectively. The management fee for the nine months ended September 30, 1994 and 1993 was $206,000 and $211,000, respectively. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1994, the Partnership had a net unrealized loss from its portfolio investments of $78,000, resulting from the net downward revaluation of its portfolio investments for the nine month period.

For the nine months ended September 30, 1993, the Partnership had an $815,000 net unrealized loss from its portfolio investments, primarily resulting from the downward revaluation of its investment in IVF America, Inc. for the nine month period.

Net Assets - At September 30, 1994, the Partnership's net assets were $13.3 million, a decrease of $152,000 from $13.4 million at December 31, 1993. This decrease resulted from the $78,000 net unrealized loss and the $74,000 net investment loss for the nine month period.

At September 30, 1993, the Partnership's net assets were $13.9 million, a decrease of $908,000 from $14.8 million at December 31, 1992. This decrease resulted from the $815,000 net unrealized loss and the $93,000 net investment loss for the nine month period.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at September 30, 1994 and December 31, 1993 was $339 and $343, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.


                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the quarter covered by this report.

Item 5.       Other Information.

On July 29, 1994, the Partnership purchased 100,000 preferred shares and a warrant to purchase 100,000 preferred shares of Gliatech, Inc. for $150,000. The Partnership paid a $9,090 venture capital fee to the Managing General Partner relating to this investment.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)                        Exhibits

                           None

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              WESTMED VENTURE PARTNERS 2, L.P.


By:           WestMed Venture Management 2, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Howard S. Wachtler
              Howard S. Wachtler
              Executive Vice President


By:           /s/        Philippe L. Sommer
              Philippe L. Sommer
              Executive Vice President and Principal
                  Financial and Accounting Officer



Date:         November 11, 1994