Form 10-K
WESTMED VENTURE PARTNERS 2 LP
filed 1995-03-31
CIK 831883

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
             (Exact name of registrant as specified in its charter)


Delaware                                                               13-3473015
(State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
incorporation or organization)

Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                               Name of each exchange on which registered
                    None                                                            None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 30, 1995, 38,727 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                                     PART I

Item 1.       Business.

Formation

WestMed Venture Partners 2, L.P., formerly known as Integrated Medical Venture Partners 2, L.P. (the "Partnership" or the "Registrant"), is a Delaware limited partnership organized in April 1988. In July 1988, the Partnership elected to operate as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Partnership's investment objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health-care industry. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

The general partners of the Partnership consist of three individuals (the "Independent General Partners") and WestMed Venture Management 2, L.P., a
Delaware limited partnership (the "Managing General Partner"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc. ("MVH"), a Delaware corporation and an affiliate of Oppenheimer & Co., Inc. ("Opco").

The Partnership publicly offered 60,000 units of limited partnership interest (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form N-2 (File No. 33-21281) which was declared effective on August 5, 1988. The Partnership held its initial and final closings on September 1, 1988 and October 1, 1989, respectively, and terminated the offering on February 15, 1990. As a result of the public offering, the Partnership accepted subscriptions for a total of 38,727 Units. Gross capital contributions to the Partnership in connection therewith totaled $19,559,091; $19,363,500 from the limited partners (the "Limited Partners" and collectively with the Managing General Partner, the "Partners") and $195,591 from the Managing General Partner.

The Venture Capital Investments

From its inception through December 31, 1994, the Partnership had invested $13.5 million in ten portfolio companies (including venture capital fees and other acquisition costs totaling $873,000). At December 31, 1994, the Partnership's investment portfolio consisted of eight active investments with a cost of $8.4 million and a fair value of $6.3 million. From its inception through December 31, 1994, the Partnership had liquidated investments with an aggregate cost of $5.1 million. These liquidated investments returned $2.2 million to the Partnership resulting in a cumulative net realized loss of $2.9 million. During the year ended December 31, 1994, the Partnership invested $1.4 million in four existing portfolio companies. The venture capital investments made during 1994 and other events affecting the Partnership's portfolio investments are listed below.

During the year, AGIS Pharmaceuticals, Inc. changed its name to Sennes Drug Innovations, Inc. ("Sennes"). On January 20, 1994, the Partnership exercised its warrant to purchase 2,500,000 shares of preferred stock of Sennes at $.40 per share and purchased an additional 250,000 preferred shares of Sennes by investing $750,000 in cash and exchanging promissory notes aggregating $350,000 in face value. Also during the year, the Partnership exercised its warrant to purchase 412,500 shares of common stock of Sennes for $4,125. The Partnership paid venture capital fees totaling $45,700 to the Managing General Partner relating to these investments.

On March 11, 1994, the Partnership purchased 96,550 shares of preferred stock of Hepatix, Inc. for $275,168. The Partnership paid a $16,675 venture capital fee to the Managing General Partner relating to this investment.

On May 20, 1994, Targeted Genetics, Inc. ("TGI") completed its initial common stock public offering. In connection with the offering, TGI effected a 1-for-2.5 reverse split of its common stock. As a result, the Partnership exchanged its 396,826 preferred shares for 158,731 shares of common stock of TGI.

On May 20, 1994, the Partnership purchased an 8.5% promissory note from La Jolla Pharmaceutical Company ("La Jolla") for $125,000. On June 3, 1994, La Jolla completed its initial common stock public offering. In connection with the offering, La Jolla effected a one-for-ten reverse split of its common stock. As a result, the Partnership exchanged its 753,070 shares of preferred and common stock for 75,307 shares of common stock of La Jolla. Also in connection with the offering, the Partnership converted its $125,000 promissory note and $384 of accrued interest into 25,076 shares of common stock and a warrant to purchase 12,538 shares of common stock at $6.00 per share. Additionally, under the terms of the note agreement, the Partnership received a warrant to purchase 5,015 shares of common stock of La Jolla at $5.00 per share. The Partnership paid a $7,598 venture capital fee to the Managing General Partner relating to these transactions.

On July 29, 1994, the Partnership purchased 100,000 preferred shares and a warrant to purchase an additional 100,000 preferred shares of Gliatech, Inc. for $150,000. The Partnership paid a $9,090 venture capital fee to the Managing General Partner relating to this investment.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has frequently been a co-investor with other professional venture capital groups and these relationships have expanded the Partnership's access to investment opportunities.

Employees

The Partnership has no employees. The Managing General Partner, subject to the supervision of the Independent General Partners, manages and controls the
Partnership's venture capital investments. The Managing General Partner performs, or arranges for others to perform, the management and administrative services necessary for the operation of the Partnership and is responsible for managing the Partnership's short-term investments.

Item 2.       Properties.

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Units and it is not anticipated that any public market for the Units will develop. The number of individual holders of Units at December 31, 1994 was approximately 4,000.

The Partnership did not make any cash distributions to Partners during the years ended December 31, 1994, 1993 and 1992. Cumulative cash distributions paid to Partners from inception through December 31, 1994 totaled $278,000; $275,000 to the Limited Partners, or approximately $7.00 per Unit, and $3,000 to the Managing General Partner.

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,
                                                           1994           1993            1992           1991           1990
                                                           ----           ----            ----           ----           ----
Net assets                                             $    13,145     $    13,432    $    14,771    $    15,138    $    16,795

Net unrealized depreciation of investments                  (2,112)         (1,914)          (589)        (2,338)          (291)

Net investment income (loss)                                   (88)           (125)           (29)           391            454

Realized gain (loss) on investments                              -             111         (2,088)             -           (973)

Cost of portfolio investments purchased                      1,384           1,068          2,518          1,343          1,576

Cumulative cost of portfolio investments                    13,514          12,131         11,063          8,545          7,202

Cash distributions to Partners                                   -               -              -              -            244

Cumulative cash distributions to Partners                      278             278            278            278            278

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
depreciation of investments                                 $  336         $   343        $   378         $  387        $   429

Net unrealized depreciation of investments                     (54)            (49)           (15)           (60)            (7)

Net investment income (loss)                                    (2)             (3)            (1)            10             12

Net realized gain (loss) on investments                          -               3            (53)             -            (25)

Cash distributions                                               -               -              -              -              6

Cumulative cash distributions                                    7               7              7              7              7

* Limited Partners were admitted to the Partnership in 12 separate closings from October 1, 1988 to October 1, 1989. Per Unit amounts shown above are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
During the year ended December 31, 1994, the Partnership invested $1.4 million (including venture capital fees totaling $79,000) in four existing portfolio companies. From its inception through December 31, 1994, the Partnership had invested an aggregate of $13.5 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $873,000). At December 31, 1994, the Partnership had invested approximately 78% of its original $17.3 million of net proceeds received from the offering of Units.

At December 31, 1994, the Partnership held $7 million in cash and short-term investments; $6.4 million in short-term securities with maturities of less than one year and $529,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make investments in venture situations as opportunities for investment arise. The Partnership earned interest totaling $288,000, $276,000 and $391,000 from such investments for the years ended December 31, 1994, 1993 and 1992, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest earned from its short-term investment portfolio and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the years ended December 31, 1994, 1993 and 1992, the Partnership had a net investment loss (investment income less operating expenses) of $88,000, $125,000 and $29,000, respectively. The reduced net investment loss for the 1994 period compared to the 1993 period was the result of a $35,000 decrease in operating expenses, primarily general and administrative expenses and professional fees for the 1994 period. Operating expenses declined from $413,000 in 1993 to $378,000 in 1994. General and administrative expenses declined $21,000 and professional fees declined $8,000 for the 1994 period compared to the 1993 period due to certain cost control measures implemented by the Managing General Partner during the fourth quarter of 1993.

The increase in net investment loss for the 1993 period compared to the 1992 period primarily was the result of a $134,000 decline in investment income for the 1993 period. Interest earned from short-term investments declined $115,000 due to a decline in short-term interest rates and a decline in funds invested in short-term securities during the 1993 period. Interest and dividend income from portfolio investments declined $19,000 for the 1993 period compared to the 1992 period due to the reduction of income producing securities held by the Partnership during the 1993 period. The $134,000 decline in investment income was partially offset by a $38,000 decrease in operating expenses, primarily management fees, for the 1993 period. The Partnership's operating expenses for 1992 were $451,000 compared to $413,000 in 1993.

The management fee paid to the Managing General Partner under the management agreement between the Partnership and the Managing General Partner (the "Management Agreement") for the years ended December 31, 1994, 1993 and 1992 was $272,000, $279,000 and $301,000, respectively. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - There were no realized gains or losses from portfolio investments for the year ended December 31, 1994.

For the year ended December 31, 1993, the Partnership had a $111,000 net realized gain from portfolio investments. In October 1993, the Partnership sold 11,000 common shares of Immune Response, Inc. for $142,000, realizing a gain of $110,000. These shares were received by the Partnership in connection with the settlement of a dispute relating to a potential investment in a privately-held company. The Partnership also realized a nominal gain from the receipt of a liquidation payment relating to its investment in Biotronic Systems Corporation ("Biotronic") which had been written-off in 1992.

For the year ended December 31, 1992, the Partnership had a $2.1 million net realized loss from portfolio investments relating to the write-off of its investment in Biotronic which ceased operations during the year.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1994, the Partnership had a net unrealized loss from its portfolio investments of $198,000 resulting from the net downward revaluation of its portfolio investments during 1994.

For the year ended December 31, 1993, the Partnership had a $1.3 million unrealized loss resulting from the downward revaluation of its investment in IVF America, Inc. due to the reduced public market price of the company's common stock during 1993.

For the year ended December 31, 1992, the Partnership had a $339,000 net unrealized loss from its portfolio investments resulting from the downward revaluation of IVF America, Inc. Additionally, the Partnership transferred $2.1 million from unrealized loss to realized loss relating to the write-off of its investment in Biotronic, as discussed above. The $2.1 million transfer from unrealized loss to realized loss, partially offset by the additional $339,000 unrealized loss for 1992, resulted in a $1.7 million reduction in the Partnership's net unrealized depreciation of investments for 1992.

Net Assets - Changes in net assets  resulting  from  operations are comprised of
(i) net realized gain or loss from operations and (ii) changes in net unrealized appreciation or depreciation of investments. At December 31, 1994, the Partnership's net assets were $13.1 million, a decrease of $286,000 from $13.4 million at December 31, 1993. This decrease resulted from the $198,000 net unrealized depreciation of investments and the $88,000 net realized loss from operations for 1994.

At December 31, 1993, the Partnership's net assets were $13.4 million, a decrease of $1.3 million from $14.8 million at December 31, 1992. This decrease resulted from the $1.3 million net unrealized depreciation of investments and the $14,000 net realized loss from operations for 1993.

At December 31, 1992, the Partnership's net assets were $14.8 million, a decrease of $368,000 from $15.1 million at December 31, 1991. This decrease resulted from the $2.1 million net realized loss from operations partially offset by the $1.7 million net unrealized appreciation of investments for 1992.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at December 31, 1994, 1993 and 1992 was $336, $343 and $378, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 8.       Financial Statements and Supplementary Data.


                        WESTMED VENTURE PARTNERS 2, L.P.
                                     INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1994 and 1993

Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners 2, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners 2, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1994 and 1993, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1994 and 1993 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners 2, L.P. at December 31, 1994 and 1993, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $6,252,798 and $5,067,177 at December 31, 1994 and 1993, respectively, representing 48% and 38% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 24, 1995

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1994                1993
                                                                                                 ----                ----

ASSETS

Portfolio investments, at fair value
    (cost $8,364,551 at December 31, 1994 and
    $6,980,811 at December 31, 1993) - Notes 2 and 4                                        $     6,252,798    $      5,067,177
Cash and cash equivalents                                                                         6,969,849           8,474,632
Accrued interest receivable                                                                           1,000               9,191
Other assets                                                                                         27,887               4,331
                                                                                                     ------               -----

TOTAL ASSETS                                                                                $    13,251,534    $     13,555,331
                                                                                            =    ==========    =     ==========





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        25,148    $         33,528
Due to Managing General Partner - Note 4                                                             66,057              75,071
Due to Independent General Partners - Note 4                                                         15,000              15,000
                                                                                                     ------              ------
    Total liabilities                                                                               106,205             123,599
                                                                                                    -------             -------

Partners' Capital:
Managing General Partner                                                                            131,453             134,317
Limited Partners (38,727 Units)                                                                  13,013,876          13,297,415
                                                                                                 ----------          ----------
    Total Partners' capital                                                                      13,145,329          13,431,732
                                                                                                 ----------          ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    13,251,534    $     13,555,331
                                                                                            =    ==========    =     ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.(B)
600,000 shares of Preferred Stock                                        Feb. 1992            $     962,009        $    962,009
Warrant to purchase 100,000 shares of Preferred Stock
    at $1.50 per share, expiring 7/29/99                                                                  0                   0
    ------------------------------------                                                                  -                   -
Hepatix, Inc.(C)
668,346 shares of Preferred Stock                                        Jan. 1992                1,091,913           1,891,913
---------------------------------                                        ---------                ---------           ---------
IVF America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             168,756
Warrant to purchase 18,340 shares of Common Stock
    at $10.34 per share, expiring 7/31/96                                                                 0                   0
    -------------------------------------                                                                 -                   -
KeraVision, Inc.
171,821 shares of Preferred Stock                                        Nov. 1992                  530,300             530,300
---------------------------------                                        ---------                  -------             -------
La Jolla Pharmaceutical Company(A)(D)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             170,375
25,076 warrants to purchase 12,538 shares of Common
    Stock at $6 per share, expiring 6/3/99                                                                0               4,702
Warrant to purchase 5,015 shares of Common Stock
    at $5 per share, expiring 6/3/99                                                                      0                   0
                                                                                                          -                   -
                                                                                                    678,579             175,077
                                                                                                    -------             -------
Sennes Drug Innovations, Inc.(E)*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                                      -----               -----
                                                                                                  1,179,954           1,179,954
                                                                                                  ---------           ---------
Synaptic Pharmaceutical Corporation
432,870 shares of Preferred Stock                                        June 1991                  797,167             797,167
---------------------------------                                        ---------                  -------             -------
Targeted Genetics, Inc.(A)(F)
158,731 shares of Common Stock                                           June 1992                  802,203             547,622
------------------------------                                           ---------                  -------             -------
TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                      $   8,364,551        $  6,252,798
                                                                                              =   =========        =  =========


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(G)

                                                                                Cost          Realized Loss              Return
TOTAL FROM LIQUIDATED PORTFOLIO
INVESTMENTS                                                            $   5,149,819          $  (2,909,857)       $  2,239,962
                                                                       =   =========          =  ===========       =  =========

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                  $  13,514,370          $  (5,021,610)       $  8,492,760
                                                                       =  ==========          =  ===========       =  =========

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1994



(A)  Public company

(B) On July 29, 1994, the Partnership purchased 100,000 preferred shares and a warrant to purchase an additional 100,000 preferred shares of Gliatech, Inc. for $150,000. The Partnership paid a $9,090 venture capital fee to the Managing General Partner relating to this investment.

(C) On March 11, 1994, the Partnership purchased 96,550 shares of preferred stock of Hepatix, Inc. for $275,168. The Partnership paid a $16,675 venture capital fee to the Managing General Partner relating to this investment.

(D) On May 20, 1994, the Partnership purchased an 8.5% promissory note of La Jolla for $125,000. On June 3, 1994, La Jolla completed its initial common stock public offering. In connection with the offering, La Jolla effected a one-for-ten reverse split of its common stock. As a result, the Partnership exchanged its 753,070 shares of preferred and common stock for 75,307 shares of common stock of La Jolla. Also in connection with the offering, the Partnership converted its $125,000 promissory note and $384 of accrued interest into 25,076 shares of common stock and a warrant to purchase 12,538 shares of common stock at $6.00 per share. Additionally, under the terms of the note agreement, the Partnership received a warrant to purchase 5,015 shares of common stock of La Jolla at $5.00 per share. The Partnership paid a $7,598 venture capital fee to the Managing General Partner relating to these transactions.

(E)  On January 20,  1994,  the  Partnership  exercised  its warrant to purchase
     2,500,000 shares of preferred stock of Sennes at $.40 per share and purchased an additional 250,000 preferred shares of Sennes by investing $750,000 in cash and exchanging promissory notes aggregating $350,000 in face value. Also during the year, the Partnership exercised its warrant to purchase 412,500 shares of common stock of Sennes for $4,125. The Partnership paid venture capital fees totaling $45,700 to the Managing General Partner relating to these investments.

(F) On May 20, 1994, TGI completed its initial common stock public offering. In connection with the offering, TGI effected a 1-for-2.5 reverse split of its common stock. As a result, the Partnership exchanged its 396,826 preferred shares for 158,731 shares of common stock of TGI.

(G)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1994.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1993

ACTIVE PORTFOLIO INVESTMENTS:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
AGIS Pharmaceuticals, Inc.*
6% Convertible Promissory Notes                                          June 1993             $    380,129        $    380,129
Warrants to purchase 412,500 shares of Common Stock
    at $.01 per share, expiring 7/8/98                                                                    0                   0
Warrant to purchase 2,500,000 shares of Preferred Stock
    at $.40 per share, expiring 12/31/94                                                                  0                   0
    ------------------------------------                                                                  -                   -
Gliatech, Inc.
500,000 shares of Preferred Stock                                        Feb. 1992                  802,919             802,919
---------------------------------                                        ---------                  -------             -------
Hepatix, Inc.
571,796 shares of Preferred Stock                                        Jan. 1992                  800,070             800,070
---------------------------------                                        ---------                  -------             -------
IVF America, Inc.*(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             408,792
Warrant to purchase 18,340 shares of Common Stock
    at $10.34 per share, expiring 7/31/96                                                                 0                   0
    -------------------------------------                                                                 -                   -
KeraVision, Inc.
171,821 shares of Preferred Stock                                        Nov. 1992                  530,300             530,300
---------------------------------                                        ---------                  -------             -------
La Jolla Pharmaceutical Company
666,667 shares of Preferred Stock                                        Nov. 1991                  539,182             539,182
86,403 shares of Common Stock                                                                         6,415               6,415
                                                                                                      -----               -----
                                                                                                    545,597             545,597
                                                                                                    -------             -------
Synaptic Pharmaceutical Corporation
432,870 shares of Preferred Stock                                        June 1991                  797,167             797,167
---------------------------------                                        ---------                  -------             -------
Targeted Genetics, Inc.
396,826 shares of Preferred Stock                                        June 1992                  802,203             802,203
---------------------------------                                        ---------                  -------             -------
TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                       $  6,980,811        $  5,067,177
                                                                                               =  =========        =  =========

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)

                                                                                    Cost        Realized Loss            Return
TOTAL FROM LIQUIDATED PORTFOLIO INVESTMENTS                                $   5,149,819       $  (2,909,857)     $   2,239,962
                                                                           =   =========       =  ===========     =   =========

                                                                                                     Combined          Combined
                                                                                               Unrealized and        Fair Value
                                                                                    Cost      Realized (Loss)        and Return
TOTALS FROM ACTIVE AND LIQUIDATED PORTFOLIO
INVESTMENTS                                                                $  12,130,630       $  (4,823,491)     $   7,307,139
                                                                           =  ==========       =  ===========     =   =========

(A)  Public company
(B) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1993.
* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940. See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1994             1993               1992
                                                                                 ----             ----               ----

INVESTMENT INCOME

    Interest from short-term investments                                    $    288,164      $      276,060    $       390,761
    Interest and dividend income from portfolio investments                        1,260              11,680             31,001
                                                                                   -----              ------             ------
    Total investment income                                                      289,424             287,740            421,762
                                                                                 -------             -------            -------

    Expenses:

    Management fee - Note 4                                                      272,327             278,603            301,442
    Professional fees                                                             28,812              36,851             39,482
    General and administrative expenses                                           61,569              82,507             94,775
    Independent General Partners' fees - Note 4                                   15,000              15,000             15,000
                                                                                  ------              ------             ------
    Total expenses                                                               377,708             412,961            450,699
                                                                                 -------             -------            -------

NET INVESTMENT LOSS                                                              (88,284)           (125,221)           (28,937)

Net realized gain (loss) from portfolio investments                                    -             111,283         (2,088,322)
                                                                                       -             -------         ----------

NET REALIZED LOSS FROM OPERATIONS                                                (88,284)            (13,938)        (2,117,259)

Net change in unrealized appreciation or depreciation of
    investments                                                                 (198,119)         (1,325,017)         1,749,704
                                                                                --------          ----------          ---------

NET DECREASE IN NET ASSETS RESULTING FROM
    OPERATIONS (allocable to Partners) - Note 3                             $   (286,403)     $   (1,338,955)   $      (367,555)
                                                                            =   ========      =   ==========    =      ========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                1994              1993               1992
                                                                                ----              ----               ----

CASH FLOWS PROVIDED FROM (USED FOR)
    OPERATING ACTIVITIES

Net investment loss                                                        $     (88,284)     $     (125,221)   $       (28,937)

Adjustments to reconcile net investment loss to cash provided from (used for) operating activities:

Amortization of discounted note                                                        -                   -            (41,010)
Decrease in accrued interest receivable                                            8,191               3,321             80,736
Increase (decrease) in payables                                                  (17,394)            (13,177)             2,924
(Increase) decrease in other assets                                              (23,556)                455              1,475
                                                                                 --------                ---              -----
Cash provided from (used for) operating activities                              (121,043)           (134,622)            15,188
                                                                                --------            --------             ------

CASH FLOWS USED FOR INVESTING
    ACTIVITIES

Purchase of portfolio investments                                             (1,383,740)         (1,068,276)        (2,565,586)
Proceeds from the sale of portfolio investments                                        -             142,789                  -
Repayment of notes due from portfolio companies                                        -                   -            945,000
                                                                                       -                   -            -------
Cash used for investing activities                                            (1,383,740)           (925,487)        (1,620,586)
                                                                              -----------           --------         ----------

Decrease in cash and cash equivalents                                         (1,504,783)         (1,060,109)        (1,605,398)
Cash and cash equivalents at beginning of period                               8,474,632           9,534,741         11,140,139
                                                                               ---------           ---------         ----------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                                              $   6,969,849      $    8,474,632    $     9,534,741
                                                                           =   =========      =    =========    =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1992, 1993 and 1994


                                                             Managing
                                                             General                     Limited
                                                             Partner                    Partners                    Total
Balance at December 31, 1991                              $     151,383            $    14,986,859            $     15,138,242

Net decrease in net assets resulting
from operations - Note 3                                         (3,676)                  (363,879)                   (367,555)
                                                                 ------                   --------                    --------

Balance at December 31, 1992                                    147,707                 14,622,980(A)               14,770,687

Net decrease in net assets resulting
from operations - Note 3                                        (13,390)                (1,325,565)                 (1,338,955)
                                                                -------                 ----------                  ----------

Balance at December 31, 1993                                    134,317                 13,297,415(A)               13,431,732

Net decrease in net assets resulting
from operations - Note 3                                         (2,864)                  (283,539)                   (286,403)
                                                                 ------                   --------                    --------

Balance at December 31, 1994                              $     131,453            $    13,013,876(A)         $     13,145,329
                                                          =     =======            =    ==========            =     ==========


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized depreciation of investments, is $378, $343 and $336 at December 31, 1992, 1993 and 1994, respectively. Such per Unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


1.     Organization and Purpose

WestMed Venture Partners 2, L.P. (the "Partnership") was formed under Delaware law in April 1988. The Partnership operates as a business development company under the Investment Company Act of 1940, as amended. The Partnership is a closed-end partnership and accordingly its units of limited partnership interest ("Units") are not redeemable by the Partnership. A total of 38,727 Units were sold to limited partners ("Limited Partners" and together with the Managing General Partner (as hereinafter defined), the "Partners") at $500 per Unit.

The  general  partners  of  the  Partnership   include  three  individuals  (the
"Independent General Partners") and the managing general partner, WestMed Venture Management 2, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with Oppenheimer & Co., Inc. ("Opco"). The limited partners of the Managing General Partner are Oppenheimer Holdings, Inc., MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Messrs. Sommer and Wachtler are principally responsible for managing the investments of the Partnership.

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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the average closing public market price for the last five trading days of each quarter discounted for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.1 million at December 31, 1994, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1994, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the 1992 financial statements to conform to the current period presentation.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners is proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1994, the Partnership had a $2.7 million net realized loss from its venture capital investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. The Partnership incurred venture capital fees of $79,000, $59,000 and $146,000 for the years ended December 31, 1994, 1993 and
1992, respectively. Cumulative venture capital fees incurred from inception to December 31, 1994 totaled $774,000.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly.

For services rendered to the Partnership, each of the three Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

The Independent General Partners

The Independent General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the general partners of business development companies under the 1940 Act. In addition to general fiduciary duties, the Independent General Partners, among other things, supervise the management arrangements of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and the activities of the Managing General Partner. As required by the 1940 Act, a majority of the general partners must be individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission issued an exemptive order declaring that Messrs. Elliott, Taylor and White, the three Independent General Partners of the Partnership, are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership. Such individuals also comprise the Audit Committee of the Partnership.

Presented below is information concerning the Independent General Partners of the Partnership at March 30, 1995:

Thomas E. White, Age 61, Independent General Partner since 1987
485 Madison Avenue
New York, New York 10022
Mr. White is an attorney in private practice in New York City. He is also an independent general partner of WestMed Venture Partners, L.P. ("WVP"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 55, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation ("VLI") from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of two privately-held medical device companies. He is a former Director of the Health Industries Manufacturers

     Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

Dr. Alan F. Taylor, Age 65, Independent General Partner since 1987
2421 Island Drive
Gainesville, GA  30501
Dr. Taylor is presently Managing Director of Development Southeast, Inc., a management and marketing consulting firm. Dr. Taylor is also an independent general partner of WVP. Dr. Taylor has thirty years experience in the international pharmaceutical industry. From 1985 to 1988, he was President and Director of CytRx Corporation. From November 1981 until January 1984, he was President and a director of Elan Pharmaceutical Research Corporation and was President of Elan Corporation from January 1984 until January 1985.

The Managing General Partner

The Managing General Partner, subject to the supervision of the Independent General Partners, has exclusive power and authority to manage and control the Partnership's venture capital investments. Subject to the supervision of the Independent General Partners, the Managing General Partner is authorized to make all decisions regarding the Partnership's venture capital investment portfolio, including, among other things, to find, evaluate, structure, monitor and liquidate such investments and to provide, or arrange for the provision of, managerial assistance to the portfolio companies in which the Partnership invests.

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with Opco. The limited partners of the Managing General Partner are (i) Oppenheimer Holdings, Inc. ("OHI"), a Delaware corporation and the parent of Opco, (ii) MVP Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Integrated Resources, Inc. ("MVP"), and (iii) BSW, Inc., a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler ("BSW"). On July 19, 1991, Mr. Balkoski voluntarily resigned from all offices he held with MVH to pursue other interests. Prior to his resignation, Mr. Balkoski shared with Messrs. Sommer and Wachtler the primary responsibility for managing the venture capital investments of the Partnership. Messrs. Sommer and Wachtler currently are officers of MVH.

Presented below is information concerning the directors and officers of MVH at March 30, 1995, that are principally involved with the operations of the Partnership. Messrs. Sommer, Wachtler and McGrath have been a director and/or officer of MVH since June 1990. The address of each such person is Oppenheimer Tower, World Financial Center, New York, New York 10281.

Howard S. Wachtler,  Age 46, Executive Vice President and Managing  Director Mr.
     Wachtler is a Managing Director of BSW and a member of the Board of Directors of BSW, one portfolio company of the Partnership and three portfolio companies of WVP. He has been involved in health-care industry management for the past 22 years. From April 1988 to June 1990, he was a general partner of the Partnership and a Managing Director of MVP from April 1987 to June 1990. From

     November 1982 to October 1986, he was a Director of Business Planning and Development for Pfizer Hospital Products Group ("HPG") and as such was responsible for all activities associated with HPG's small acquisition program, licensing and technology program and venture program. In addition, Mr. Wachtler directed business and strategic planning projects for HPG worldwide.

Philippe L. Sommer, Age 43, Executive Vice President and Managing Director
     Mr. Sommer is a Managing Director of BSW and a member of the Board of Directors of BSW, one portfolio company of the Partnership and two portfolio companies of WVP. He has been involved in health-care industry management for the past 16 years. He was a Managing Director of MVP from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for HPG and as such was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

Stephen M. McGrath, Sr., Age 59, Vice President and Director
     Mr. McGrath has been Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner-Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH. MVH is owned 100% by OHI.

Opco, a member firm of the New York Stock Exchange, Inc., the National Association of Securities Dealers, Inc. and all principal U.S. securities exchanges, is a diversified investment banking and securities firm, providing a broad range of services to individual, corporate and institutional clients. Opco is registered as a broker-dealer and investment adviser with the Commission, and also is registered as a broker-dealer in all of the states of the United States and with the Securities Association in the United Kingdom and with the Commodity Futures Trading Commission as a futures commission merchant. Opco operates in the capacity of broker and dealer for its customers, as well as trader for its own account.

The services provided by Opco and its subsidiaries, and the activities in which it is engaged, include investment banking, securities brokerage, securities research, customer financing, securities trading and arbitrage, corporate finance, real estate financing and investment advisory services. Opco's investment banking activities include an active engagement in the health-care area. Opco provides public equity and debt financing to clients in the biotechnology, instrumentation and pharmaceutical products and services sectors in the health-care field. Opco also provides private financing, and merger, acquisition and divestiture assistance to health-care companies. Opco's Health-care Investment Banking Group is supported by Opco's securities research team which reports on public companies in the human health-care sector.

Item 11.      Executive Compensation.

Each Independent General Partner receives an annual fee from the Partnership of $5,000 together with all out-of-pocket expenses relating to attendance at meetings of the General Partners.

For a description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner, see Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

For the years ended December 31, 1994, 1993 and 1992, the Managing General Partner was allocated $3,000, $13,000 and $4,000 of the Partnership's net decrease in net assets from operations for each of the respective periods.

Pursuant to the Management Agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1994, 1993 and 1992, the Managing General Partner received management fees of $272,000, $279,000 and $301,000, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1994, 1993 and 1992, the Managing General Partner received venture capital fees of $79,000, $59,000 and $146,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 30, 1995, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH do not own any Units.

Item 13.      Certain Relationships and Related Transactions.

The  description of the management fee and the venture  capital fee set forth in
Item 11. Executive Compensation is incorporated herein by reference.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. Market for Registrant's common Equity and Related Stockholder Matters is incorporated herein by reference.

                                    PART IV


Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    1.     Financial Statements.

              Independent Auditors' Report

              Balance Sheets as of December 31, 1994 and 1993

              Schedule of Portfolio Investments as of December 31, 1994 Schedule of Portfolio Investments as of December 31, 1993

               Statements of Operations for the years ended December 31, 1994, 1993 and 1992

               Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

               Statements of Changes in Partners' Capital for the years ended December 31, 1992, 1993 and 1994

              Notes to Financial Statements

       2.     Exhibits - See Exhibit Index on page 28.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

(c)           Exhibits - See Exhibit Index on page 28.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 1995.

WESTMED VENTURE PARTNERS 2, L.P.

By:  WestMed Venture Management 2, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/     Philippe L. Sommer                                  By:   /s/     Howard S. Wachtler
     Philippe L. Sommer                                                Howard S. Wachtler
     Executive Vice President and Managing Director              Executive Vice President and Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 30th day of March 1995.

WESTMED VENTURE
MANAGEMENT 2, L.P.                                   Managing General Partner of WestMed Venture Partners 2, L.P.

By:  Medical Venture Holdings, Inc.                  General Partner of WestMed Venture Management 2, L.P.


By:  /s/     Philippe L. Sommer                      Executive Vice President and Managing Director
     Philippe L. Sommer                              (principal executive officer) of Medical Venture Holdings, Inc.


By:  /s/     Howard S. Wachtler                      Executive Vice President and Managing Director
     Howard S. Wachtler                              (principal executive officer) of Medical Venture Holdings, Inc.


By:  /s/     Thomas E. White                         General Partner of WestMed Venture Partners 2, L.P.
     -----------------------
     Thomas E. White


By:  /s/     Robert A. Elliott                       General Partner of WestMed Venture Partners 2, L.P.
     -------------------------
     Robert A. Elliott


By:  /s/     Dr. Alan F. Taylor                      General Partner of WestMed Venture Partners 2, L.P.
     Dr. Alan F. Taylor

                                 Exhibit Index


Exhibits                                                                 Page

           The following are the Exhibits as required by Item 14(c):

3.1        Amended and Restated Certificates of Limited Partnership***

3.2        Amended to Amended and Restated Certificate of Limited Partnership***

3.3        Partnership Agreement*

3.4        Amendment No. 1 to the Partnership Agreement**

4          Articles Five through Eleven of the Partnership Agreement*

10.1 Management Agreement between the Partnership and the Managing General Partner**

27         Financial Data Schedule

28.1 Custodian Agreement between the Partnership and Investors Fiduciary Trust Company*

-------------------------------

* Filed as an exhibit to the Partnership's Registration Statement on Form N-2 (33-11926), and incorporated herein by reference.

** Filed as an exhibit to the Partnership's Report on Form 8-K dated July 10, 1990 and incorporated herein by reference.

*** Filed as an exhibit to the Partnership's Report on Form 10-K for the year ended December 31, 1990.