Form 10-Q
period 1995-03-31
WESTMED VENTURE PARTNERS 2 LP
filed 1995-05-15
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1995


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        WESTMED VENTURE PARTNERS 2, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of March 31, 1995 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1995 (Unaudited)

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

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                       March 31, 1995         December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Portfolio investments, at fair value
    (cost $8,364,551 at March 31, 1995 and
    at December 31, 1994) - Notes 2 and 4                                             $     6,558,304          $      6,252,798
Cash and cash equivalents                                                                   6,950,101                 6,969,849
Accrued interest receivable and other assets                                                   24,558                    28,887
                                                                                               ------                    ------

TOTAL ASSETS                                                                          $    13,532,963          $     13,251,534
                                                                                      =    ==========          =     ==========





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        26,073          $         25,148
Due to Managing General Partner - Note 4                                                       67,516                    66,057
Due to Independent General Partners - Note 4                                                    3,750                    15,000
                                                                                                -----                    ------
    Total liabilities                                                                          97,339                   106,205
                                                                                               ------                   -------

Partners' Capital:
Managing General Partner                                                                      134,356                   131,453
Limited Partners (38,727 Units)                                                            13,301,268                13,013,876
                                                                                           ----------                ----------
    Total Partners' capital                                                                13,435,624                13,145,329
                                                                                           ----------                ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    13,532,963          $     13,251,534
                                                                                      =    ==========          =     ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1995


Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.
600,000 shares of Preferred Stock                                        Feb. 1992           $      962,009     $       962,009
Warrant to purchase 100,000 shares of Preferred Stock
    at $1.50 per share, expiring 7/29/99                                                                  0                   0
    ------------------------------------                                                                  -                   -
Hepatix, Inc.
668,346 shares of Preferred Stock                                        Jan. 1992                1,091,913           1,891,913
- ---------------------------------                                        ---------                ---------           ---------
IVF America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             273,851
Warrant to purchase 18,340 shares of Common Stock
    at $10.34 per share, expiring 7/31/96                                                                 0                   0
    -------------------------------------                                                                 -                   -
KeraVision, Inc.
171,821 shares of Preferred Stock                                        Nov. 1992                  530,300             530,300
- ---------------------------------                                        ---------                  -------             -------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             228,196
25,076 warrants to purchase 12,538 shares of Common
    Stock at $6 per share, expiring 6/3/99                                                                0               7,410
Warrant to purchase 5,015 shares of Common Stock
    at $5 per share, expiring 6/3/99                                                                      0                   0
                                                                                                          -                   -
                                                                                                    678,579             235,606
                                                                                                    -------             -------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                                      -----               -----
                                                                                                  1,179,954           1,179,954
                                                                                                  ---------           ---------
Synaptic Pharmaceutical Corporation
432,870 shares of Preferred Stock                                        June 1991                  797,167             797,167
- ---------------------------------                                        ---------                  -------             -------
Targeted Genetics, Inc.(A)
158,731 shares of Common Stock                                           June 1992                  802,203             687,504
- ------------------------------                                           ---------                  -------             -------

Totals from Active Portfolio Investments                                                     $    8,364,551     $     6,558,304
                                                                                             =    =========     =     =========

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1995



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)



                                                                                Cost          Realized Loss              Return

Total from Liquidated Portfolio Investments                          $     5,149,819        $    (2,909,857)    $     2,239,962
                                                                     =     =========        =    ===========    =     =========


                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    13,514,370        $    (4,716,104)    $     8,798,266
                                                                     =    ==========        =    ===========    =     =========



(A)  Public company

(B)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1995.

* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                  1995                1994
                                                                                                  ----                ----

INVESTMENT INCOME AND EXPENSES

    Income:
    Interest from short-term investments                                                      $     99,850         $     59,934
    Interest and dividend income from portfolio investments                                              -                1,108
                                                                                                         -                -----
    Totals                                                                                          99,850               61,042
                                                                                                    ------               ------

    Expenses:
    Management fee - Note 4                                                                         67,516               71,150
    Professional fees                                                                               11,074                1,890
    General and administrative expenses                                                             32,721               13,340
    Independent General Partners' fees - Note 4                                                      3,750                3,750
    Miscellaneous                                                                                        -                  211
                                                                                                         -                  ---
    Totals                                                                                         115,061               90,341
                                                                                                   -------               ------

NET INVESTMENT LOSS                                                                                (15,211)             (29,299)

Net change in unrealized depreciation of investments                                               305,506              756,342
                                                                                                   -------              -------

NET INCREASE IN NET ASSETS RESULTING FROM
    OPERATIONS (allocable to Partners) - Note 3                                               $    290,295         $    727,043
                                                                                              =    =======         =    =======


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                               1995                  1994
                                                                                               ----                  ----

CASH FLOWS PROVIDED FROM (USED FOR)
    OPERATING ACTIVITIES

Net investment loss                                                                      $       (15,211)       $       (29,299)

Adjustments to reconcile net investment loss to cash provided from (used for) operating activities:

(Increase) decrease in accrued interest receivable and other assets                                4,329                 (3,020)
Increase (decrease) in payables                                                                   (8,866)                54,019
                                                                                                  ------                 ------
Cash provided from (used for) operating activities                                               (19,748)                21,700

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                      -             (1,087,293)
                                                                                                       -             ----------

Decrease in cash and cash equivalents                                                            (19,748)            (1,065,593)
Cash and cash equivalents at beginning of period                                               6,969,849              8,474,632
                                                                                               ---------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     6,950,101        $     7,409,039
                                                                                         =     =========        =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1995



                                                            Managing
                                                             General                     Limited
                                                             Partner                    Partners                    Total
Balance at beginning of period                            $     131,453            $    13,013,876            $     13,145,329

Net increase in net assets resulting
from operations - Note 3                                          2,903                    287,392                     290,295
                                                                  -----                    -------                     -------

Balance at end of period                                  $     134,356            $    13,301,268            $     13,435,624
                                                          =     =======            =    ==========            =     ==========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $343 at March 31, 1995. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.     Organization and Purpose

WestMed Venture Partners 2, L.P. (the "Partnership") was formed under Delaware law in April 1988. The Partnership operates as a business development company under the Investment Company Act of 1940, as amended. The Partnership is a closed-end investment fund and accordingly its units of limited partnership interest ("Units") are not redeemable by the Partnership. A total of 38,727 Units were sold to limited partners ("Limited Partners" and together with the Managing General Partner (as hereinafter defined), the "Partners") at $500 per Unit.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $1.8 million at March 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1995, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners is proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1995, the Partnership had a $2.7 million net realized loss from its venture capital investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. The Partnership incurred no venture capital fees for the three months ended March 31, 1995. For the three months ended March 31, 1994, the Partnership incurred venture capital fees totaling $62,000. Cumulative venture capital fees incurred from inception to March 31, 1995 totaled $774,000.

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

5.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of March 31, 1995, and for the three month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
From its inception through March 31, 1995, the Partnership had invested an aggregate of $13.5 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $873,000) representing approximately 78% of the original $17.3 million of net proceeds received from the offering of Units.

At March 31, 1995, the Partnership held $7 million of cash and short-term investments: $6.2 million in short-term securities with maturities of less than one year and $754,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make investments in venture situations as opportunities for investment arise. The Partnership earned $100,000 of interest from such investments for the three months ended March 31, 1995. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended March 31, 1995 and 1994, the Partnership had a net investment loss (investment income less operating expenses) of $15,000 and $29,000, respectively. The decrease in net investment loss primarily resulted from a $40,000 increase in interest earned from short-term investments for the 1995 period partially offset by a $25,000 increase in operating expenses for the 1995 period. Interest earned from short-term investments for the three months ended March 31, 1995 and 1994 was $100,000 and $60,000, respectively. This increase primarily was due to higher short-term interest rates during the 1995 period compared to the 1994 period. General and administrative expenses were $33,000 and $13,000 for the three months ended March 31, 1995 and 1994, respectively. This increase primarily was due to an increase in insurance costs for the 1995 period.

The management fee paid to the Managing General Partner, pursuant to the management agreement between the Partnership and the Managing General Partner, was $68,000 and $71,000 for the three months ended March 31, 1995 and 1994, respectively. The decrease in the management fee for the 1995 period was due to a decrease in the Partnership's net asset value at March 31, 1995 compared to March 31, 1994. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1995, the Partnership had a $306,000 net unrealized gain resulting from the net upward revaluation of its publicly-held investments, providing $306,000 of unrealized appreciation of investments for the three month period.

For the three months ended March 31, 1994, the Partnership had a $756,000 net unrealized gain resulting from the upward revaluation of its investment in Hepatix, Inc., providing $756,000 of unrealized appreciation of investments for the three month period.

Net Assets - At March 31, 1995, the Partnership's net assets were $13.4 million, an increase of $290,000 from $13.1 million at December 31, 1994. This increase resulted from the $306,000 net unrealized gain from investments partially offset by the $15,000 net investment loss for the three month period.

At March 31, 1994, the Partnership's net assets were $14.2 million, an increase of $727,000 from $13.4 million at December 31, 1993. This increase resulted from the $756,000 net unrealized gain from investments partially offset by the $29,000 net investment loss for the three month period.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at March 31, 1995 and December 31, 1994 was $343 and $336, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

Item 5.       Other Information.

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

(a)           Exhibits

              (27)    Financial Data Schedule.

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



Date:         May 11, 1995