Form 10-Q
period 1995-06-30
WESTMED VENTURE PARTNERS 2 LP
filed 1995-08-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1995


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                     INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of June 30, 1995 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1995 (Unaudited)

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

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS


                                                                                         June 30, 1995        December 31,
                                                                                          (Unaudited)                1994

ASSETS

Portfolio investments, at fair value
   (cost $8,417,826 at June 30, 1995 and
   $8,364,551 at December 31, 1994) - Notes 2 and 4                                    $      6,549,480        $      6,252,798
Cash and cash equivalents                                                                     6,907,300               6,969,849
Accrued interest receivable and other assets                                                     10,391                  28,887
                                                                                                 ------                  ------

TOTAL ASSETS                                                                           $     13,467,171        $     13,251,534
                                                                                       =     ==========        =     ==========




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $         15,768        $         25,148
Due to Managing General Partner - Note 4                                                         70,248                  66,057
Due to Independent General Partners - Note 4                                                      7,500                  15,000
                                                                                                  -----                  ------
   Total liabilities                                                                             93,516                 106,205
                                                                                                 ------                 -------

Partners' Capital:
Managing General Partner                                                                        133,736                 131,453
Limited Partners (38,727 Units)                                                              13,239,919              13,013,876
                                                                                             ----------              ----------
   Total Partners' capital                                                                   13,373,655              13,145,329
                                                                                             ----------              ----------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $     13,467,171        $     13,251,534
                                                                                       =     ==========        =     ==========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1995


Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.
600,000 shares of Preferred Stock                                        Feb. 1992           $      962,009     $       962,009
Warrant to purchase 100,000 shares of Preferred Stock
   at $1.50 per share, expiring 7/29/99                                                                   0                   0
   ------------------------------------                                                                   -                   -
Hepatix, Inc.
668,346 shares of Preferred Stock                                        Jan. 1992                1,091,913           1,891,913
10% Convertible Note due 10/24/95                                                                    26,637              26,637
10% Convertible Note due 12/31/95                                                                    26,638              26,638
                                                                                                     ------              ------
                                                                                                  1,145,188           1,945,188
                                                                                                  ---------           ---------
IVF America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             355,767
Warrant to purchase 18,340 shares of Common Stock
   at $10.34 per share, expiring 7/31/96                                                                  0                   0
   -------------------------------------                                                                  -                   -
KeraVision, Inc.(A)(C)
171,821 shares of Preferred Stock                                        Nov. 1992                  530,300             530,300
---------------------------------                                        ---------                  -------             -------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             290,834
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6 per share, expiring 6/3/99                                                                 0              15,045
Warrant to purchase 5,015 shares of Common Stock
   at $5 per share, expiring 6/3/99                                                                       0                   0
                                                                                                          -                   -
                                                                                                    678,579             305,879
                                                                                                    -------             -------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                                      -----               -----
                                                                                                  1,179,954           1,179,954
                                                                                                  ---------           ---------
Synaptic Pharmaceutical Corporation
432,870 shares of Preferred Stock                                        June 1991                  797,167             797,167
---------------------------------                                        ---------                  -------             -------
Targeted Genetics, Inc.(A)
158,731 shares of Common Stock                                           June 1992                  802,203             473,216
------------------------------                                           ---------                  -------             -------

Totals from Active Portfolio Investments                                                     $    8,417,826     $     6,549,480
                                                                                             =    =========     =     =========

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1995



SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)


                                                                                Cost          Realized Loss              Return

Total from Liquidated Portfolio Investments                          $     5,149,819        $    (2,909,857)    $     2,239,962
                                                                     =     =========        =    ===========    =     =========

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    13,567,645        $    (4,778,203)    $     8,789,442
                                                                     =    ==========        =    ===========    =     =========

(A)  Public company
(B) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through June 30, 1995.
(C) Subsequent to the end of the quarter, in July 1995, KeraVision, Inc. completed its initial public offering and effected a 1-for-2.5 reverse split of its outstanding stock. As a result, the Partnership exchanged its 171,821 shares of preferred stock of KeraVision for 68,728 shares of the company's common stock.
* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                         June 30,

                                                                        1995            1994             1995          1994
                                                                        ----            ----             ----          ----

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                              $     98,100   $      63,514   $    197,950    $    123,448
   Interest and dividend income from portfolio
      investments                                                             213             384            213           1,492
                                                                              ---             ---            ---           -----
   Totals                                                                  98,313          63,898        198,163         124,940
                                                                           ------          ------        -------         -------

   Expenses:
   Management fee - Note 4                                                 67,204          68,387        134,720         139,537
   Professional fees                                                        8,500          10,209         24,074          16,599
   Mailing and printing                                                     2,122           1,807         11,374           4,309
   Insurance expense                                                       14,304           4,137         31,083           8,275
   Custodial fees                                                           1,500           1,561          3,440           3,511
   Independent General Partners' fees - Note 4                              3,750           3,750          7,500           7,500
   Miscellaneous                                                              803               -          1,053             461
                                                                              ---               -          -----             ---
   Totals                                                                  98,183          89,851        213,244         180,192
                                                                           ------          ------        -------         -------

NET INVESTMENT INCOME (LOSS)                                                  130         (25,953)       (15,081)        (55,252)

Net change in unrealized appreciation or depreciation
   of investments                                                         (62,099)       (523,863)       243,407         232,479
                                                                          -------        --------        -------         -------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS
   (allocable to Partners) - Note 3                                  $    (61,969)  $    (549,816)  $    228,326    $    177,227
                                                                     =    =======   =    ========   =    =======    =    =======


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,



                                                                                                   1995              1994
                                                                                                   ----              ----

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $      (15,081)   $       (55,252)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable and other assets                                   18,496               (357)
Decrease in payables                                                                                 (12,689)           (34,729)
                                                                                                     -------            -------
Cash used for operating activities                                                                    (9,274)           (90,338)
                                                                                                      ------            -------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                    (53,275)        (1,224,650)
                                                                                                     -------         ----------

Decrease in cash and cash equivalents                                                                (62,549)        (1,314,988)
Cash and cash equivalents at beginning of period                                                   6,969,849          8,474,632
                                                                                                   ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    6,907,300    $     7,159,644
                                                                                              =    =========    =     =========


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1995



                                                                  Managing
                                                                  General                  Limited
                                                                  Partner                 Partners                    Total
Balance at beginning of period                                $     131,453           $    13,013,876           $     13,145,329

Net increase in net assets resulting
from operations - Note 3                                              2,283                   226,043                    228,326
                                                                      -----                   -------                    -------

Balance at end of period                                      $     133,736           $    13,239,919(A)        $     13,373,655
                                                              =     =======           =    ==========           =     ==========


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $342 at June 30, 1995. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $1.9 million at June 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1995, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners is proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1995, the Partnership had a $2.7 million net realized loss from its venture capital investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. The Partnership incurred venture capital fees of $3,000 and $70,000 for the six months ended June 30, 1995 and 1994, respectively. Cumulative venture capital fees incurred from inception to June 30, 1995 totaled $777,000.

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

5.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of June 30, 1995, and for the three and six month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
During the three months ended June 30, 1995, the Partnership made two follow-on investments in Hepatix, Inc. totaling $53,000. From its inception through June 30, 1995, the Partnership had invested an aggregate of $13.6 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $876,000) representing approximately 79% of the original $17.3 million of net proceeds received from the offering of Units.

At June 30, 1995, the Partnership held $6.9 million in cash and short-term investments: $6.2 million in short-term securities with maturities of less than one year and $699,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make additional investments in venture situations as opportunities for investment arise. The Partnership earned $98,000 and $198,000 of interest from such investments for the three and six months ended June 30, 1995, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest and dividend income and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended June 30, 1995 and 1994, the Partnership had net investment income (investment income less operating expenses) of $130 and a net investment loss of $26,000, respectively. The $26,000 increase in net investment income primarily resulted from a $34,000 increase in interest from short-term investments partially offset by an $8,000 increase in operating expenses for the 1995 period. The increase in interest earned from short-term investments for the 1995 period primarily was due to higher short-term interest rates during the 1995 period compared to the 1994 period. The increase in operating expenses for the 1995 period primarily resulted from directors and officers liability insurance which was initiated in August 1994.

Net investment loss for the six months ended June 30, 1995 was $15,000 and $55,000, respectively. The decrease in net investment loss for the 1995 period primarily was the result of a $75,000 increase in interest from short-term investments due to higher short-term interest rates during 1995, partially offset by a $33,000 increase in operating expenses, primarily insurance expense and mailing costs, for the 1995 period.

The management fee paid to the Managing General Partner, pursuant to the management agreement between the Partnership and the Managing General Partner, was $67,000 and $68,000 for the three months ended June 30, 1995 and 1994, respectively. The management fee for the six months ended June 30, 1995 and 1994 was $135,000 and $140,000, respectively. The decrease in the management fee for the 1995 periods was due to a decrease in the Partnership's net assets at June 30, 1995 and March 31, 1995 compared to the same periods in 1994. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1995, the Partnership had a $243,000 net unrealized gain resulting from the net upward revaluation of its publicly-held investments thereby increasing unrealized appreciation of investments for the six month period.

For the six months ended June 30, 1994, the Partnership had a $232,000 net unrealized gain resulting from the net upward revaluation of its portfolio investments thereby increasing net unrealized appreciation of investments for the six month period.

Net Assets - At June 30, 1995, the Partnership's net assets were $13.4 million, an increase of $228,000 from $13.1 million at December 31, 1994. This increase resulted from the $243,000 net unrealized gain from investments partially offset by the $15,000 net investment loss for the six month period.

At June 30, 1994, the Partnership's net assets were $13.6 million, an increase of $177,000 from $13.4 million at December 31, 1993. This increase resulted from the $232,000 net unrealized gain from investments offset by the $55,000 net investment loss for the six month period.

The net asset value per $500 Unit at June 30, 1995 and December 31, 1994, including an allocation of net unrealized depreciation of investments, was $342 and $336, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

Item 5.       Other Information.

On April 13, 1995, the Partnership deposited $50,231 in an escrow account relating to a follow-on investment in Hepatix, Inc. During the quarter ended June 30, 1995, the Partnership received two 10% promissory notes from Hepatix, representing funds released from escrow to Hepatix during April and May 1995.

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



Date:         August 11, 1995