Form 10-Q
period 1995-09-30
WESTMED VENTURE PARTNERS 2 LP
filed 1995-11-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1995


Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3473015
================================================================================
(State of organization)                     (I.R.S. Employer Identification No.)


Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
================================================================================
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
================================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1995 (Unaudited) and December 31, 1994

Schedule of Portfolio Investments as of September 30, 1995 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1995 and 1994 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1995 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS


                                                                                  September 30, 1995          December 31,
                                                                                         (Unaudited)                 1994
ASSETS

Portfolio investments, at fair value
   (cost $9,052,255 at September 30, 1995 and
   $8,364,551 at December 31, 1994) - Notes 2 and 4                                    $      6,606,010        $      6,252,798
Cash and cash equivalents                                                                     6,264,007               6,969,849
Accrued interest receivable and other assets                                                     52,821                  28,887
                                                                                       ----------------        ----------------

TOTAL ASSETS                                                                           $     12,922,838        $     13,251,534
                                                                                       ================        ================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                  $         25,818        $         25,148
Due to Managing General Partner - Note 4                                                        100,486                  66,057
Due to Independent General Partners - Note 4                                                     11,250                  15,000
                                                                                       ----------------        ----------------
   Total liabilities                                                                            137,554                 106,205
                                                                                       ----------------        ----------------

Partners' Capital:
Managing General Partner                                                                        127,853                 131,453
Limited Partners (38,727 Units)                                                              12,657,431              13,013,876
                                                                                       ----------------        ----------------
   Total Partners' capital                                                                   12,785,284              13,145,329
                                                                                       ----------------        ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                $     12,922,838        $     13,251,534
                                                                                       ================        ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1995

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.*(A)(B)
600,000 shares of Preferred Stock                                        Feb. 1992           $      962,009     $     1,110,000
Warrant to purchase 100,000 shares of Preferred Stock
   at $1.50 per share, expiring 7/29/99                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*(C)
668,346 shares of Preferred Stock                                        Jan. 1992                1,091,913             334,173
398,603 10% Convertible Note due 6/30/97                                                            422,554             422,554
Warrant to purchase 797,206 shares of Common Stock
   at $.01 per share, expiring 10/2/00                                                                    0             395,220
                                                                                             --------------     ---------------
                                                                                                  1,514,467           1,151,947
-------------------------------------------------------------------------------------------------------------------------------
IVF America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             438,637
Warrant to purchase 18,340 shares of Common Stock
   at $10.34 per share, expiring 7/31/96                                                                  0                   0
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)(D)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             563,140
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             380,200
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6 per share, expiring 6/3/99                                                                 0              21,402
Warrant to purchase 5,015 shares of Common Stock
   at $5 per share, expiring 6/3/99                                                                       0                   0
                                                                                             --------------     ---------------
                                                                                                    678,579             401,602
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                             --------------     ---------------
                                                                                                  1,179,954           1,179,954
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation
432,870 shares of Preferred Stock                                        June 1991                  797,167             797,167
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)(E)
225,395 shares of Common Stock                                           June 1992                1,067,353             963,563
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $    9,052,255     $     6,606,010
                                                                                             ==================================

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1995


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(F)

                                                                                Cost          Realized Loss              Return
Total from Liquidated Portfolio Investments                          $     5,149,819        $    (2,909,857)    $     2,239,962
                                                                     ==========================================================

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    14,202,074        $    (5,356,102)    $     8,845,972
                                                                     ==========================================================

(A)  Public company
(B) On October 18, 1995, Gliatech, Inc. completed its initial public offering. In connection with the offering, Gliatech effected a 1-for-5 reverse split of its common stock. As a result, the Partnership exchanged its 600,000 preferred shares of Gliatech for 120,000 shares of the Company's common stock. Additionally, in connection with the offering, the Partnership exchanged its warrant to purchase 100,000 shares of preferred stock of Gliatech for 4,210 common shares of the Company in a non-cash transaction, pursuant to a cashless exercise provision in the warrant agreement.
(C) During the quarter, the Partnership made follow-on investments in Hepatix, Inc. totaling $365,896 including $20,907 of venture capital fees paid to the Managing General Partner relating to this investment. In connection with a financial restructuring of the company, the new investment and previously held convertible notes were exchanged for a new convertible note with a face value of $398,603 maturing on June 30, 1997 and a warrant to purchase 797,206 common shares of Hepatix at $.01 per share.
(D) In July 1995, KeraVision, Inc. completed its initial public offering and effected a 1-for-2.5 reverse split of its outstanding stock. As a result, the Partnership exchanged its 171,821 shares of preferred stock of KeraVision for 68,728 shares of the company's common stock.
(E) On July 13, 1995, the Partnership made a follow-on investment totaling $265,150 in Targeted Genetics Corporation, acquiring 66,664 shares of common stock and a warrant to purchase an additional 16,666 shares of common stock at $4.68 per share.
     The Partnership paid a $15,150 venture capital fee relating to this investment.
(F) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1995.
* Company may be deemed an affiliated person of the Partnership as such term is defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                      1995           1994             1995            1994
                                                                -------------    -------------   -------------    --------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $      96,450    $      77,865   $     294,400    $     201,313
   Interest and dividend income from portfolio
     investments                                                        3,170             (232)          3,383            1,260
                                                                -------------    -------------   -------------    -------------
   Totals                                                              99,620           77,633         297,783          202,573
                                                                -------------    -------------   -------------    -------------

   Expenses:
   Management fee - Note 4                                             64,429           66,733         199,149          206,270
   Professional fees                                                   15,550           15,113          39,624           31,712
   Mailing and printing                                                 8,513            1,100          19,887            5,409
   Insurance expense                                                   16,037            8,635          47,120           16,910
   Custodial fees                                                       1,753            1,300           5,193            4,811
   Independent General Partners' fees - Note 4                          3,750            3,750          11,250           11,250
   Miscellaneous                                                           60                -           1,113              461
                                                                -------------    -------------   -------------    -------------
   Totals                                                             110,092           96,631         323,336          276,823
                                                                -------------    -------------   -------------    -------------

NET INVESTMENT LOSS                                                   (10,472)         (18,998)        (25,553)         (74,250)

Net change in unrealized appreciation or
   depreciation of investments                                       (577,899)        (310,132)       (334,492)         (77,653)
                                                                -------------    -------------   -------------    -------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS
   (allocable to Partners) - Note 3                             $    (588,371)   $    (329,130)  $    (360,045)   $    (151,903)
                                                                =============    =============   =============    =============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,



                                                                                                   1995              1994
                                                                                              --------------    ---------
CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $      (25,553)   $       (74,250)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase (decrease) in payables                                                                       31,349            (23,869)
Increase in other assets                                                                             (27,317)           (26,852)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                   (21,521)          (124,971)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                   (684,321)        (1,383,740)
                                                                                              --------------    ---------------

Decrease in cash and cash equivalents                                                               (705,842)        (1,508,711)
Cash and cash equivalents at beginning of period                                                   6,969,849          8,474,632
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    6,264,007    $     6,965,921
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30,



                                                                 Managing
                                                                  General                  Limited
                                                                  Partner                 Partners                    Total
Balance at beginning of period                                $     131,453           $    13,013,876           $     13,145,329

Net increase in net assets resulting
from operations - Note 3                                             (3,600)                 (356,445)                  (360,045)
                                                              -------------           ---------------           ----------------

Balance at end of period                                      $     127,853           $    12,657,431(A)        $     12,785,284
                                                              =============           ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $327 at September 30, 1995. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.4 million at September 30, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1995, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners is proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1995, the Partnership had a $2.7 million net realized loss from its venture capital investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. The Partnership incurred venture capital fees of $36,100 and $79,000 for the nine months ended September 30, 1995 and 1994, respectively. Cumulative venture capital fees incurred from inception to September 30, 1995 totaled $813,000.

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

5.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of September 30, 1995, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
During the three months ended September 30, 1995, the Partnership made follow-on investments in Hepatix, Inc. totaling $366,000 and in Targeted Genetics Corporation for $265,000. From its inception through September 30, 1995, the
Partnership had invested an aggregate of $14.2 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $912,000) representing approximately 82% of the original $17.3 million of net proceeds received from the offering of Units.

At September 30, 1995, the Partnership held $6.3 million in cash and short-term investments: $6.0 million in short-term securities with maturities of less than one year and $275,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make additional investments in venture situations as opportunities for investment arise. The Partnership earned $96,000 and $294,000 of interest from such investments for the three and nine months ended September 30, 1995, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment.

It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest and dividend income and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended September 30, 1995 and 1994, the Partnership had net investment losses (investment income less operating expenses) of $10,000 and $19,000, respectively. Net investment loss for the nine months ended September 30, 1995 and 1994 was 26,000 and 74,000, respectively. The decline in net investment loss for the 1995 periods compared to the 1994 periods primarily was due to an increase in interest income from short-term investments due to higher short-term interest rates during the 1995 periods, partially offset by increases in insurance expense and mailing costs for the 1995 periods. The increase in insurance expense for the 1995 periods resulted from directors and officers liability insurance which was initiated in August 1994.

The management fee paid to the Managing General Partner, pursuant to the management agreement between the Partnership and the Managing General Partner, was $64,000 and $67,000 for the three months ended September 30, 1995 and 1994, respectively. The management fee for the nine months ended September 30, 1995 and 1994 was $199,000 and $206,000, respectively. The decrease in the management fee for the 1995 periods was due to a decrease in the Partnership's net assets at September 30, 1995, June 30, 1995 and March 31, 1995 compared to the same periods in 1994. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1995, the Partnership had a $334,000 net unrealized loss resulting from the net downward revaluation of its portfolio investments thereby decreasing unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1994, the Partnership had a $78,000 net unrealized loss resulting from the net downward revaluation of its portfolio investments thereby decreasing net unrealized appreciation of investments for the nine month period.

Net Assets - At September 30, 1995, the Partnership's net assets were $12.8 million, a decrease of $360,000 from $13.1 million at December 31, 1994. This decrease resulted from the $334,000 net unrealized loss from investments and the $26,000 net investment loss for the nine month period.

At September 30, 1994, the Partnership's net assets were $13.3 million, a decrease of $152,000 from $13.4 million at December 31, 1993. This decrease resulted from the $78,000 net unrealized loss from investments and the $74,000 net investment loss for the nine month period.

The net asset value per $500 Unit at September 30, 1995 and December 31, 1994, including an allocation of net unrealized depreciation of investments, was $327 and $336, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

Item 5.       Other Information.

During the quarter, the Partnership made follow-on investments in Hepatix, Inc. totaling $365,896 including $20,907 of venture capital fees paid to the Managing General Partner relating to this investment. In connection with a financial restructuring of the company, the new investment and previously held convertible notes were exchanged for a new convertible note with a face value of $398,603 maturing on June 30, 1997 and a warrant to purchase 797,206 common shares of Hepatix at $.01 per share.

On July 13, 1995, the Partnership purchased 66,664 shares of common stock and a warrant to purchase an additional 16,666 shares of common stock of Targeted Genetics Corporation for $265,150. The Partnership paid a $15,150 venture capital fee relating to this investment

Item 6.       Exhibits and Reports on Form 8-K.

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



Date:         November 14, 1995