Form 10-K
period 1995-12-31
WESTMED VENTURE PARTNERS 2 LP
filed 1996-03-27
CIK 831883

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                              13-3473015
================================================================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
================================================================================
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
           None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
================================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 26, 1996, 38,727 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                                     PART I

Item 1.       Business.

Formation

WestMed Venture Partners 2, L.P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized in April 1988. In July 1988, the Partnership elected to operate as a business development company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Partnership's investment objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health-care industry. The Partnership considers this activity to constitute the single industry segment of venture capital investing.

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

The Venture Capital Investments

From its inception through December 31, 1995, the Partnership had invested $14.2 million in ten portfolio companies (including venture capital fees and other acquisition costs totaling $912,000). At December 31, 1995, the Partnership's investment portfolio consisted of eight active investments with a cost of $9 million and a fair value of $6.1 million. From its inception through December 31, 1995, the Partnership had liquidated investments with an aggregate cost of $5.2 million. These liquidated investments returned $2.2 million to the Partnership resulting in a cumulative net realized loss of $3 million. At December 31, 1995, the Partnership had a cumulative net loss from its venture capital investments totaling $2.8 million, including $248,000 of cumulative interest and other income from portfolio investments. During the year ended December 31, 1995, the Partnership invested $688,000 in two existing portfolio companies. The venture capital investments made during 1995 and other events affecting the Partnership's portfolio investments are listed below.

During 1995, the Partnership made follow-on investments in convertible notes of Hepatix, Inc. totaling $419,171, including $23,951 of venture capital fees paid to the Managing General Partner. In connection with a financial restructuring of Hepatix, Inc., completed in October 1995, such notes totaling $395,220, along with $3,480 of accrued interest, were exchanged for a new convertible note with a face value of $398,700, maturing on June 30, 1997, and a warrant to purchase 797,399 common shares of Hepatix at $.01 per share. Finally, in December 1995, the Partnership wrote-off $90,696 of accrued acquisition costs and venture capital fees associated with its investment in Hepatix.

On July 13, 1995, the Partnership made a $265,150 follow-on investment in Targeted Genetics Corporation, acquiring 66,664 shares of common stock and a warrant to purchase an additional 16,666 shares of common stock at $4.68 per share. The Partnership paid a $15,150 venture capital fee relating to this investment.

In July 1995, KeraVision, Inc. completed its initial public offering and effected a 1-for-2.5 reverse split of its outstanding stock. As a result, the Partnership exchanged its 171,821 shares of preferred stock of KeraVision for 68,728 shares of the company's common stock.

On October 18, 1995, Gliatech, Inc. completed its initial public offering. In connection with the offering, Gliatech effected a 5-for-1 reverse split of its common stock. As a result, the Partnership exchanged its 600,000 preferred shares of Gliatech for 120,000 shares of the company's common stock.
Additionally, in connection with the offering, the Partnership exchanged its warrant to purchase 100,000 shares of preferred stock of Gliatech for 4,210 common shares of the company in a non-cash transaction, pursuant to a cashless exercise provision in the warrant agreement.

On December 13, 1995, Synaptic Pharmaceutical Corporation completed its initial public offering. In connection with the offering and a 1-for-2 reverse split of the company's common stock, the Partnership exchanged its 432,870 shares of Synaptic preferred stock for 96,395 shares of the company's common stock.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Partnership's Units and it is not anticipated that any public market for the Units will develop. The approximate number of individual holders of Units at December 31, 1995 was 4,000.

The Partnership did not make any cash distributions to Partners during the years ended December 31, 1995, 1994 and 1993. Cumulative cash distributions paid to Partners from inception through December 31, 1995 totaled $278,000; $275,000 to the Limited Partners, or approximately $7.00 per Unit, and $3,000 to the Managing General Partner.

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions (the "Priority Return"). Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions, provided that, if realized gains had been previously allocated in the 80-20 ratio discussed above, then losses are allocated in the reverse order in which profits were allocated.

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                           1995           1994            1993           1992           1991
                                                       -----------     -----------    -----------    -----------    --------
Net assets                                             $    12,192      $   13,145    $    13,432    $    14,771    $    15,138

Net unrealized depreciation of investments                  (2,911)         (2,112)        (1,914)          (589)        (2,338)

Net investment income (loss)                                   (63)            (88)          (125)           (29)           391

Realized gain (loss) on investments                            (91)              -            111         (2,088)             -

Cost of portfolio investments purchased                        688           1,384          1,068          2,518          1,343

Cumulative cost of portfolio investments                    14,202          13,514         12,131         11,063          8,545

Cash distributions to Partners                                   -               -              -              -              -

Cumulative cash distributions to Partners                      278             278            278            278            278

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
depreciation of investments                                 $  312         $   336        $   343         $  378        $   387

Net unrealized depreciation of investments                     (74)            (54)           (49)           (15)           (60)

Net investment income (loss)                                    (2)             (2)            (3)            (1)            10

Net realized gain (loss) on investments                         (2)              -              3            (53)             -

Cash distributions                                               -               -              -              -              -

Cumulative cash distributions                                    7               7              7              7              7

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
During the year ended December 31, 1995, the Partnership invested $688,000 (including venture capital fees totaling $39,000) in two existing portfolio companies. From its inception through December 31, 1995, the Partnership had invested an aggregate of $14.2 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $912,000). At December 31, 1995, the Partnership had invested approximately 82% of its original $17.3 million of net proceeds received from the offering of Units.

At December 31, 1995, the Partnership held $6.2 million in cash and short-term investments; $5.7 million in short-term securities with maturities of less than three months and $528,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make investments in venture situations as opportunities for investment arise. The Partnership earned interest totaling $375,000, $288,000 and $276,000 from such investments for the years ended December 31, 1995, 1994 and 1993, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest earned from its short-term investment portfolio and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the years ended December 31, 1995, 1994 and 1993, the Partnership had a net investment loss (investment income less operating expenses) of $63,000, $88,000 and $125,000, respectively.

The reduced net investment loss for 1995 compared to 1994 was the result of a $99,000 increase in investment income, primarily resulting from an $87,000 increase in interest earned from short-term investments during 1995, partially offset by a $73,000 increase in operating expenses. The increase in interest earned from short-term investments was the result of an increase in short-term interest rates during 1995 as compared to 1994. The increase in operating expenses for 1995 compared to 1994 included a $58,000 increase in general and administrative expenses and a $27,000 increase in professional fees offset by a $12,000 reduction in the management fee. The increase in general and administrative expenses for 1995 compared to 1994 resulted from directors and officers liability insurance which was initiated in August 1994.

The reduced net investment loss for 1994 compared to 1993 was the result of a $35,000 decrease in operating expenses, primarily general and administrative expenses and professional fees. Total operating expenses declined from $413,000 in 1993 to $378,000 in 1994. General and administrative expenses declined $21,000 and professional fees declined $8,000 for 1994 compared to 1993 due to certain cost control measures implemented by the Managing General Partner during the fourth quarter of 1993.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of (1) the net assets of the Partnership or (2) the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1995, 1994 and 1993 the management fee was $260,000, $272,000 and $279,000, respectively. The decrease in the management fee for the respective periods was due to a decrease in the net assets of the Partnership during each respective period. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1995, the Partnership had a $91,000 realized loss from portfolio investments resulting from the write-off of acquisition costs and venture capital fees relating to its investment in Hepatix, Inc.

There were no realized gains or losses from portfolio investments for the year ended December, 1994.

For the year ended December 31, 1993, the Partnership had a $111,000 net realized gain from portfolio investments. In October 1993, the Partnership sold 11,000 common shares of Immune Response, Inc. for $142,000, realizing a gain of $110,000. These shares were received by the Partnership in connection with the settlement of a dispute relating to a potential investment in a privately-held company. The Partnership also realized a nominal gain from the receipt of a liquidation payment relating to its investment in Biotronic Systems Corporation which had been written-off in 1992.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1995 the Partnership had an $800,000 net unrealized loss from its portfolio investments resulting from a $1.5 million downward revaluation of Hepatix, Inc. which was partially offset by a $712,000 net upward revaluation of the Partnership's publicly-held securities. As a result, net unrealized depreciation of investments increased by $800,000 for 1995.

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

At December 31, 1995, the Partnership's net assets were $12.2 million, reflecting a decrease of $953,000 from $13.1 million at December 31, 1994. This decrease resulted from the $800,000 net unrealized loss and the $153,000 net realized loss from operations for 1995.

At December 31, 1994, the Partnership's net assets were $13.1 million, reflecting a decrease of $286,000 from $13.4 million at December 31, 1993. This decrease resulted from the $198,000 net unrealized loss and the $88,000 net realized loss from operations for 1994.

At December 31, 1993, the Partnership's net assets were $13.4 million, reflecting a decrease of $1.3 million from $14.8 million at December 31, 1992. This decrease resulted from the $1.3 million net unrealized loss and the $14,000 net realized loss from operations for 1993.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at December 31, 1995, 1994 and 1993 was $312, $336 and $343, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 8.       Financial Statements and Supplementary Data.


                        WESTMED VENTURE PARTNERS 2, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1995 and 1994

Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

Statements of Operations for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners 2, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners 2, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1995 and 1994, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1995 and 1994 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners 2, L.P. at December 31, 1995 and 1994, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $6,050,203 and $6,252,798 at December 31, 1995 and 1994, respectively, representing 50% and 48% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 15, 1996

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1995                1994
                                                                                            ---------------    ----------

ASSETS

Portfolio investments, at fair value
   (cost $8,961,656 at December 31, 1995 and
   $8,364,551 at December 31, 1994) - Notes 2 and 4                                         $     6,050,203    $      6,252,798
Cash and cash equivalents                                                                         6,226,065           6,969,849
Accrued interest receivable                                                                          12,331               1,000
Other assets                                                                                         35,891              27,887
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $    12,324,490    $     13,251,534
                                                                                            ===============    ================





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        55,929    $         25,148
Due to Managing General Partner - Note 4                                                             61,268              66,057
Due to Independent General Partners - Note 4                                                         15,000              15,000
                                                                                            ---------------    ----------------
   Total liabilities                                                                                132,197             106,205
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                            121,923             131,453
Limited Partners (38,727 Units)                                                                  12,070,370          13,013,876
                                                                                            ---------------    ----------------
   Total Partners' capital                                                                       12,192,293          13,145,329
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    12,324,490    $     13,251,534
                                                                                            ===============    ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.(A)(B)
124,210 shares of Common Stock                                           Feb. 1992           $      962,009     $       789,789
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*(C)
668,346 shares of Common Stock                                           Jan. 1992                1,025,168             512,584
$398,700 10% Convertible Note due 6/30/97                                                           398,700             199,350
Warrant to purchase 797,399 shares of Common Stock
   at $.01 per share, expiring 10/2/00                                                                    0                   0
                                                                                             --------------     ---------------
                                                                                                  1,423,868             711,934
-------------------------------------------------------------------------------------------------------------------------------
IVF America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             518,014
Warrant to purchase 18,340 shares of Common Stock
   at $10.34 per share, expiring 7/31/96                                                                  0                   0
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)(D)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             603,758
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             371,768
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6 per share, expiring 6/3/99                                                                 0              21,063
Warrant to purchase 5,015 shares of Common Stock
   at $5 per share, expiring 6/3/99                                                                       0                   0
                                                                                             --------------     ---------------
                                                                                                    678,579             392,831
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                             --------------     ---------------
                                                                                                  1,179,954           1,179,954
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)(E)
96,395 shares of Common Stock                                            June 1991                  797,167             932,621
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)(F)
225,395 shares of Common Stock                                           June 1992                1,067,353             921,302
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $    8,961,656     $     6,050,203
                                                                                             ==================================

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1995


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(G)


                                                                                Cost          Realized Loss              Return
Total from Liquidated Portfolio Investments                          $     5,240,515        $    (3,000,553)    $     2,239,962
                                                                     ==========================================================

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    14,202,171        $    (5,912,006)    $     8,290,165
                                                                     ==========================================================

(A)  Public company
(B) On October 18, 1995, Gliatech, Inc. completed its initial public offering. In connection with the offering, Gliatech effected a 5-for-1 reverse split of its common stock. As a result, the Partnership exchanged its 600,000 preferred shares of Gliatech for 120,000 shares of the company's common stock. Additionally, in connection with the offering, the Partnership exchanged its warrant to purchase 100,000 shares of preferred stock of Gliatech for 4,210 common shares of the company in a non-cash transaction, pursuant to a cashless exercise provision in the warrant agreement.
(C) During 1995, the Partnership made follow-on investments in convertible notes of Hepatix, Inc. totaling $419,171, including $23,951 of venture capital fees paid to the Managing General Partner. In connection with a financial restructuring of Hepatix, Inc., completed in 1995, such notes totaling $395,220, along with $3,480 of accrued interest, were exchanged for a new convertible note with a face value of $398,700, maturing on June 30, 1997, and a warrant to purchase 797,399 common shares of Hepatix at $.01 per share. Finally, in December 1995, the Partnership wrote-off $90,696 of accrued acquisition costs and venture capital fees associated with its investment in Hepatix.
(D) In July 1995, KeraVision, Inc. completed its initial public offering and effected a 1-for-2.5 reverse split of its outstanding stock. As a result, the Partnership exchanged its 171,821 shares of preferred stock of KeraVision for 68,728 shares of the company's common stock.
(E) On December 13, 1995, Synaptic Pharmaceutical Corporation completed its initial public offering. In connection with the offering and a 1-for-2 reverse split of the company's common stock, the Partnership exchanged its 432,870 shares of preferred stock for 96,395 shares of the company's common stock.
(F) On July 13, 1995, the Partnership made a $265,150 follow-on investment in Targeted Genetics Corporation, acquiring 66,664 shares of common stock and a warrant to purchase an additional 16,666 shares of common stock at $4.68 per share. The Partnership paid a $15,150 venture capital fee relating to this investment.
(G) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1995.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1994

ACTIVE PORTFOLIO INVESTMENTS:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.
600,000 shares of Preferred Stock                                        Feb. 1992            $     962,009        $    962,009
Warrant to purchase 100,000 shares of Preferred Stock
    at $1.50 per share, expiring 7/29/99                                                                  0                   0
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.
668,346 shares of Preferred Stock                                        Jan. 1992                1,091,913           1,891,913
-------------------------------------------------------------------------------------------------------------------------------
IVF America, Inc.
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             168,756
Warrant to purchase 18,340 shares of Common Stock
    at $10.34 per share, expiring 7/31/96                                                                 0                   0
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.
171,821 shares of Preferred Stock                                        Nov. 1992                  530,300             530,300
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company
100,383 shares of Common Stock                                           Nov. 1991                  678,579             170,375
25,076 warrants to purchase 12,538 shares of Common
    Stock at $6 per share, expiring 6/3/99                                                                0               4,702
Warrant to purchase 5,015 shares of Common Stock
    at $5 per share, expiring 6/3/99                                                                      0                   0
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation
432,870 shares of Preferred Stock                                        June 1991                  797,167             797,167
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.
158,731 shares of Common Stock                                           June 1992                  802,203             547,622
-------------------------------------------------------------------------------------------------------------------------------

TOTALS FROM ACTIVE PORTFOLIO INVESTMENTS                                                      $   8,364,551        $  6,252,798
                                                                                              =================================


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(A)

                                                                                Cost          Realized Loss              Return
TOTAL FROM LIQUIDATED PORTFOLIO
INVESTMENTS                                                            $   5,149,819          $  (2,909,857)       $  2,239,962
                                                                       ========================================================

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return
TOTALS FROM ACTIVE AND LIQUIDATED
PORTFOLIO INVESTMENTS                                                  $  13,514,370          $  (5,021,610)       $  8,492,760
                                                                       ========================================================

(A)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1994.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1995             1994               1993
                                                                            -------------     --------------    ---------

INVESTMENT INCOME

   Interest from short-term investments                                     $     375,163     $      288,164    $       276,060
   Interest and dividend income from portfolio investments                         13,311              1,260             11,680
                                                                            -------------     --------------    ---------------
   Total investment income                                                        388,474            289,424            287,740
                                                                            -------------     --------------    ---------------

   Expenses:

   Management fee - Note 4                                                        260,417            272,327            278,603
   Professional fees                                                               56,235             28,812             36,851
   General and administrative expenses                                            119,462             61,569             82,507
   Independent General Partners' fees - Note 4                                     15,000             15,000             15,000
                                                                            -------------     --------------    ---------------
   Total expenses                                                                 451,114            377,708            412,961
                                                                            -------------     --------------    ---------------

NET INVESTMENT LOSS                                                               (62,640)           (88,284)          (125,221)

Net realized gain (loss) from portfolio investments                               (90,696)                 -            111,283
                                                                            -------------     --------------    ---------------

NET REALIZED LOSS FROM OPERATIONS                                                (153,336)           (88,284)           (13,938)

Net change in unrealized depreciation of investments                             (799,700)          (198,119)        (1,325,017)
                                                                            -------------     --------------    ---------------

NET DECREASE IN NET ASSETS RESULTING FROM
   OPERATIONS (allocable to Partners) - Note 3                              $    (953,036)    $     (286,403)   $    (1,338,955)
                                                                            =============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                1995              1994               1993
                                                                           --------------     --------------    ---------

CASH FLOWS USED FOR OPERATING
   ACTIVITIES

Net investment loss                                                        $      (62,640)    $      (88,284)   $      (125,221)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase (decrease) in payables                                                    25,992            (17,394)           (13,177)
(Increase) decrease in accrued interest receivable
   and other assets                                                               (19,335)           (15,365)             3,776
                                                                           ---------------    --------------    ---------------
Cash used for operating activities                                                (55,983)          (121,043)          (134,622)
                                                                           --------------     --------------    ---------------

CASH FLOWS USED FOR INVESTING
   ACTIVITIES

Purchase of portfolio investments                                                (687,801)        (1,383,740)        (1,068,276)
Proceeds from the sale of portfolio investments                                         -                  -            142,789
                                                                           --------------     --------------    ---------------
Cash used for investing activities                                               (687,801)        (1,383,740)          (925,487)
                                                                           --------------     --------------    ---------------

Decrease in cash and cash equivalents                                            (743,784)        (1,504,783)        (1,060,109)
Cash and cash equivalents at beginning of period                                6,969,849          8,474,632          9,534,741
                                                                           --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                               $    6,226,065     $    6,969,849    $     8,474,632
                                                                           ==============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1993, 1994 and 1995


                                                            Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total
Balance at December 31, 1992                              $     147,707            $    14,622,980            $     14,770,687

Net decrease in net assets resulting
from operations - Note 3                                        (13,390)                (1,325,565)                 (1,338,955)
                                                          -------------            ---------------            ----------------

Balance at December 31, 1993                                    134,317                 13,297,415(A)               13,431,732

Net decrease in net assets resulting
from operations - Note 3                                         (2,864)                  (283,539)                   (286,403)
                                                          -------------            ---------------            ----------------

Balance at December 31, 1994                                    131,453                 13,013,876(A)               13,145,329

Net decrease in net assets resulting
from operations - Note 3                                         (9,530)                  (943,506)                   (953,036)
                                                          -------------            ---------------            ----------------

Balance at December 31, 1995                              $     121,923            $    12,070,370(A)         $     12,192,293
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized depreciation of investments, is $312, $336 and $343 at December 31, 1995, 1994 and 1993, respectively. Such per Unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Transactions - Investment transactions are recorded on the accrual method. For portfolio investments, transactions are recorded on the date which the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership considers its interest-bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.9 million at December 31, 1995, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1995, other timing differences totaling $2.3 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the 1994 and 1993 financial statements in order to conform with the current period presentation.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1995, the Partnership had a $2.8 million net loss from its venture capital investments, including $248,000 of cumulative interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. The Partnership incurred venture capital fees of $39,000, $79,000 and $59,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Cumulative venture capital fees incurred from inception to December 31, 1995 totaled $813,000.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


5.       Classification of Investments

As of December 31, 1995, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                    Fair Value              % of Net Assets*
-------------------                                  ----------------           ---------------            ----------------
Common Stock                                         $      7,387,377           $     4,675,274                 38.34%
Preferred Stock                                             1,175,579                 1,175,579                  9.64%
Debt Securities                                               398,700                   199,350                  1.64%
                                                     ----------------           ---------------             ----------
                                                     $      8,961,656           $     6,050,203                 49.62%
                                                     ================           ===============             ==========

Country/Geographic Region
United States                                        $      8,961,656           $     6,050,203                 49.62%
                                                     ================           ===============             ==========

Industry
Biotechnology                                        $      8,961,656           $     6,050,203                 49.62%
                                                     ================           ===============             ==========


* Percentage of net assets is based on fair value.

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

Presented below is information concerning the Independent General Partners of the Partnership at March 26, 1996:

Thomas E. White, Age 62, Independent General Partner since 1987
485 Madison Avenue
New York, New York 10022
     Mr. White is an attorney in private practice in New York City. He is also an independent general partner of WestMed Venture Partners, L.P. ("WVP"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 56, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation ("VLI") from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of two privately-held medical device companies. He is a former Director of the Health Industries Manufacturers

     Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

Dr. Alan F. Taylor, Age 66, Independent General Partner since 1987
2421 Island Drive
Gainesville, GA  30501
     Dr. Taylor is presently Managing Director of Development Southeast, Inc., a management and marketing consulting firm. Dr. Taylor is also an independent general partner of WVP. Dr. Taylor has thirty years experience in the international pharmaceutical industry. From 1985 to 1988, he was President and Director of CytRx Corporation. From November 1981 until January 1984, he was President and a director of Elan Pharmaceutical Research Corporation and was President of Elan Corporation from January 1984 until January 1985.

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

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with Opco. The limited partners of the Managing General Partner are (i) Oppenheimer Holdings, Inc. ("OHI"), a Delaware corporation and the parent of Opco, (ii) MVP Holdings, Inc., a Delaware corporation ("MVP"), and
(iii) BSW, Inc., a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler ("BSW"). On July 19, 1991, Mr. Balkoski voluntarily resigned from all offices he held with MVH to pursue other interests. Prior to his resignation, Mr. Balkoski shared with Messrs. Sommer and Wachtler the primary responsibility for managing the venture capital investments of the Partnership. Messrs. Sommer and Wachtler currently are officers of MVH.

Presented below is information concerning the directors and officers of MVH at March 26, 1996, that are principally involved with the operations of the Partnership. Messrs. Sommer, Wachtler and McGrath have been a director and/or officer of MVH since June 1990. The address of each such person is Oppenheimer Tower, World Financial Center, New York, New York 10281.

Howard S. Wachtler, Age 47, Executive Vice President and Managing Director
     Mr. Wachtler is a Managing Director of BSW and a member of the Board of Directors of BSW and three portfolio companies of WVP. He has been involved in health-care industry management for the past 22 years. From April 1988 to June 1990, he was a general partner of the Partnership and a Managing Director of MVP from April 1987 to June 1990. From November 1982 to October 1986, he was a Director of Business Planning and Development for Pfizer Hospital Products Group ("HPG") and as such was responsible for all activities associated with HPG's small acquisition program, licensing and technology program and venture program. In addition, Mr. Wachtler directed business and strategic planning projects for HPG worldwide.

Philippe L. Sommer, Age 44, Executive Vice President and Managing Director
     Mr. Sommer is a Managing Director of BSW and a member of the Board of Directors of BSW, one portfolio company of the Partnership and two portfolio companies of WVP. He has been involved in health-care industry management for the past 16 years. He was a Managing Director of MVP from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for HPG and as such was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

Stephen M. McGrath, Sr., Age 60, Vice President and Director
     Mr. McGrath has been Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner-Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

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

For the years ended December 31, 1995, 1994 and 1993, the Managing General Partner was allocated $10,000, $3,000, and $13,000 of the Partnership's net decrease in net assets from operations for each of the respective periods.

Pursuant to the Management Agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1995, 1994 and 1993, the Managing General Partner received management fees of $260,000 $272,000 and $279,000, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1995, 1994 and 1993, the Managing General Partner received venture capital fees of $39,000, $79,000 and $59,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 26, 1996, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH do not own any Units.

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

              Independent Auditors' Report

              Balance Sheets as of December 31, 1995 and 1994

              Schedule of Portfolio Investments as of December 31, 1995 Schedule of Portfolio Investments as of December 31, 1994

              Statements of Operations for the years ended December 31, 1995, 1994 and 1993

              Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

              Statements of Changes in Partners' Capital for the years ended December 31, 1993, 1994 and 1995

              Notes to Financial Statements

       2.     Exhibits

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1996.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 26th day of March 1996.

WESTMED VENTURE
MANAGEMENT 2, L.P.                               Managing General Partner of WestMed Venture Partners 2, L.P.

By:  Medical Venture Holdings, Inc.              General Partner of WestMed Venture Management 2, L.P.


By:  /s/ Philippe L. Sommer                      Executive Vice President and Managing Director (principal executive,
Philippe L. Sommer                               financial and accounting officer) of Medical Venture Holdings, Inc.


By:  /s/ Howard S. Wachtler                      Executive Vice President and Managing Director (principal
     Howard S. Wachtler                          executive officer) of Medical Venture Holdings, Inc.


By:  /s/ Thomas E. White                         General Partner of WestMed Venture Partners 2, L.P.
     Thomas E. White


By:  /s/ Robert A. Elliott                       General Partner of WestMed Venture Partners 2, L.P.
     Robert A. Elliott


By:  /s/ Dr. Alan F. Taylor                      General Partner of WestMed Venture Partners 2, L.P.
     Dr. Alan F. Taylor