Form 10-Q
period 1996-03-31
WESTMED VENTURE PARTNERS 2 LP
filed 1996-05-15
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1996


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of March 31, 1996 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                       March 31, 1996         December 31,
                                                                                         (Unaudited)                 1995
ASSETS

Portfolio investments, at fair value
   (cost $9,060,595 at March 31, 1996 and $8,961,656
   at December 31, 1995) - Notes 2 and 4                                              $     7,353,666          $      6,050,203
Cash and cash equivalents                                                                   6,104,227                 6,226,065
Accrued interest receivable                                                                    23,602                    12,331
Other assets                                                                                   25,999                    35,891
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    13,507,494          $     12,324,490
                                                                                      ===============          ================





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        75,036          $         55,929
Due to Managing General Partner - Note 4                                                       72,768                    61,268
Due to Independent General Partners - Note 4                                                    3,750                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          151,554                   132,197
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                      133,559                   121,923
Limited Partners (38,727 Units)                                                            13,222,381                12,070,370
                                                                                      ---------------          ----------------
   Total Partners' capital                                                                 13,355,940                12,192,293
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    13,507,494          $     12,324,490
                                                                                      ===============          ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
March 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992           $      962,009     $     1,409,007
- -------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*(B)
668,346 shares of Common Stock                                           Jan. 1992                1,025,168             512,584
$491,986 10% Convertible Notes due 6/30/97                                                          497,639             248,819
Warrant to purchase 797,399 shares of Common Stock
   at $.01 per share, expiring 10/2/00                                                                    0                   0
Warrant to purchase 186,572 shares of Common Stock
   at $.01 per share, expiring 3/1/01                                                                     0                   0
                                                                                             --------------     ---------------
                                                                                                  1,522,807             761,403
- -------------------------------------------------------------------------------------------------------------------------------
IVF America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             416,729
Warrant to purchase 18,340 shares of Common Stock
   at $10.34 per share, expiring 7/31/96                                                                  0                   0
- -------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             637,881
- -------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             602,298
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6 per share, expiring 6/3/99                                                                 0              29,092
Warrant to purchase 5,015 shares of Common Stock
   at $5 per share, expiring 6/3/99                                                                       0               5,015
                                                                                             --------------     ---------------
                                                                                                    678,579             636,405
- -------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                             --------------     ---------------
                                                                                                  1,179,954           1,179,954
- -------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
96,395 shares of Common Stock                                            June 1991                  797,167           1,445,925
- -------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             866,362
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
- -------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $    9,060,595     $     7,353,666
                                                                                             ==================================

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1996


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)


                                                                                Cost          Realized Loss              Return
Total from Liquidated Portfolio Investments                          $     5,240,515        $    (3,000,553)    $     2,239,962
                                                                     ==========================================================

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    14,301,110        $    (4,707,482)    $     9,593,628
                                                                     ==========================================================


(A)  Public company

(B) On February 29, 1996, the Partnership made a $93,286 follow-on investment in Hepatix, Inc., acquiring a 10% convertible note and a warrant to purchase 186,572 shares of common stock at $.01 per share. The Partnership paid a $5,653 venture capital fee relating to this investment.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1996.

* May be deemed an affiliated person as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                1996                  1995
                                                                                            --------------         -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                     $       72,772         $     99,850
   Interest income from portfolio investments                                                       10,771                    -
                                                                                            --------------         ------------
   Totals                                                                                           83,543               99,850
                                                                                            --------------         ------------

   Expenses:
   Management fee - Note 4                                                                          67,115               67,516
   Professional fees                                                                                24,333               15,574
   Insurance expense                                                                                19,268               16,779
   Mailing and printing                                                                              6,759                9,252
   Independent General Partners' fees - Note 4                                                       3,750                3,750
   Custodial fees                                                                                    1,193                1,940
   Miscellaneous                                                                                     2,002                  250
                                                                                            --------------         ------------
   Totals                                                                                          124,420              115,061
                                                                                            --------------         ------------

NET INVESTMENT LOSS                                                                                (40,877)             (15,211)

Net change in unrealized depreciation of investments                                             1,204,524              305,506
                                                                                            --------------         ------------

NET INCREASE IN NET ASSETS RESULTING FROM
   OPERATIONS (allocable to Partners) - Note 3                                              $    1,163,647         $    290,295
                                                                                            ==============         ============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                               1996                  1995
                                                                                         ---------------        ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES
Net investment loss                                                                      $       (40,877)       $       (15,211)

Adjustments to reconcile net investment loss to cash used for operating activities:

Increase (decrease) in accrued interest receivable and other assets                               (1,379)                 4,329
Increase (decrease) in payables                                                                   19,357                 (8,866)
                                                                                         ---------------        ---------------
Cash used for operating activities                                                               (22,899)               (19,748)

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                (98,939)                     -
                                                                                         ---------------        ---------------

Decrease in cash and cash equivalents                                                           (121,838)               (19,748)
Cash and cash equivalents at beginning of period                                               6,226,065              6,969,849
                                                                                         ---------------        ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     6,104,227        $     6,950,101
                                                                                         ===============        ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1996



                                                            Managing
                                                             General                     Limited
                                                             Partner                    Partners                    Total
Balance at beginning of period                            $     121,923            $    12,070,370            $     12,192,293

Net increase in net assets resulting
from operations - Note 3                                         11,636                  1,152,011                   1,163,647
                                                          -------------            ---------------            ----------------

Balance at end of period                                  $     133,559            $    13,222,381            $     13,355,940
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $341 at March 31, 1996. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Opco, a member firm of the New York Stock Exchange, the National Association of Securities Dealers, Inc., and all principal United States securities exchanges, is a diversified investment banking and securities firm and registered investment advisor, providing a broad range of services to individual, corporate, and institutional clients. Opco operates in the capacity of broker and dealer for its customers, as well as trader for its own account. The services provided by Opco and its subsidiaries, and the activities in which it is engaged, include securities brokerage, securities research, customer financing, securities trading, corporate finance, mergers and acquisitions, underwriting and investment advisory services.

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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted for sales restrictions. Factors considered in the determination of an appropriate

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $1.7 million at March 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1996, other timing differences totaling $2.3 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1996, the Partnership had a $2.7 million net loss from its venture capital investments, including $259,000 of cumulative interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $6,000 for the three months ended March 31, 1996. Cumulative venture capital fees incurred from inception to March 31, 1996 totaled $819,000.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


5.       Classification of Investments

As of March 31, 1996, the Partnership's investments were categorized as follows:

Type of Investments                                        Cost                    Fair Value              % of Net Assets*
- -------------------                                   ---------------            --------------            ----------------
Common Stock                                          $     7,387,377            $    5,929,268                 44.40%
Preferred Stock                                             1,175,579                 1,175,579                  8.80%
Debt Securities                                               497,639                   248,819                  1.86%
                                                      ---------------            --------------             ----------
                                                      $     9,060,595            $    7,353,666                 55.06%
                                                      ===============            ==============             ==========

Country/Geographic Region
United States                                         $     9,060,595            $    7,353,666                 55.06%
                                                      ===============            ==============             ==========

Industry
Biotechnology                                         $     9,060,595            $    7,353,666                 55.06%
                                                      ===============            ==============             ==========

* Percentage of net assets is based on fair value.

6.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of March 31, 1996, and for the three-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
In February 1996 the Partnership made a $99,000 follow-on investment (including venture capital fees of $6,000) in Hepatix, Inc., an existing portfolio company. From its inception through March 31, 1996, the Partnership had invested an aggregate of $14.3 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $918,000) representing approximately 83% of the original $17.3 million of net proceeds received from the offering of Units. From its inception to March 31, 1996, the Partnership had liquidated two investments with an aggregate cost basis of $5.2 million. These liquidated investments returned $2.2 million to the Partnership, resulting in a $3 million cumulative net realized loss. At March 31, 1996, the Partnership's remaining eight portfolio investments had an aggregate cost basis of $9.1 million and a fair value of $7.4 million.

At March 31, 1996, the Partnership held $6.1 million of cash and short-term investments: $5.8 million in short-term securities with maturities of less than one year and $297,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make new investments in venture situations, as opportunities arise, and to make follow-on investments in existing portfolio companies when required. The Partnership earned $73,000 of interest from its short-term investments for the three months ended March 31, 1996. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment in such securities.

It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest from short-term investments and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended March 31, 1996 and 1995, the Partnership had a net investment loss (investment income less operating expenses) of $41,000 and $15,000, respectively. The increase in net investment loss for the 1996 period compared to the same period in 1995, resulted from a $27,000 decrease in interest earned from short-term investments, which was partially offset by an $11,000 increase in interest income from portfolio investments for the 1996 period. The decrease in interest earned from short-term investments, primarily resulted from reduced interest rates during the 1996 period. The interest earned from portfolio investments during the 1996 period resulted from the debt investments made by the Partnership in Hepatix, Inc. during the later part of 1995. Operating expenses increased by $9,000 for the 1996 period compared to the same period in 1995 primarily due to an increase in professional fees for the 1996 period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of (1) the net assets of the Partnership or (2) the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. For the three months ended March 31, 1996 and 1995, the management fee was $67,000 and $68,000 respectively. The slight decrease in the management fee for the 1996 period compared to the same period in 1995, was due to a decrease in the Partnership's net asset value at March 31, 1996 compared to March 31, 1995. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1996, the Partnership had a $1.2 million net unrealized gain primarily resulting from the net upward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments decreased by $1.2 million for the three-month period.

For the three months ended March 31, 1995, the Partnership had a $306,000 net unrealized gain resulting from the net upward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments decreased by $306,000 for the three-month period.

Net Assets - At March 31, 1996, the Partnership's net assets were $13.4 million, an increase of $1.2 million from $12.2 million at December 31, 1995. This increase resulted from the $1.2 million unrealized gain from investments partially offset by the $41,000 net investment loss for the three-month period.

At March 31, 1995, the Partnership's net assets were $13.4 million, an increase of $290,000 from $13.1 million at December 31, 1994. This increase resulted from the $306,000 unrealized gain from investments partially offset by the $15,000 net investment loss for the three-month period.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at March 31, 1996 and December 31, 1995 was $341 and $312, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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


              WESTMED VENTURE PARTNERS 2, L.P.


By:           WestMed Venture Management 2, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Philippe L. Sommer
              Philippe L. Sommer
              Executive Vice President and Principal
                  Financial and Accounting Officer


By:           /s/        Howard S. Wachtler
              Howard S. Wachtler
              Executive Vice President



Date:         May 13, 1996