Form 10-Q
period 1996-09-30
WESTMED VENTURE PARTNERS 2 LP
filed 1996-11-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1996


Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3473015
===============================================================================
(State of organization)                    (I.R.S. Employer Identification No.)


Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
===============================================================================
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
===============================================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995

Schedule of Portfolio Investments as of September 30, 1996 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1996 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION




Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                   September 30, 1996         December 31,
                                                                                       (Unaudited)                   1995
ASSETS

Portfolio investments, at fair value
   (cost $9,138,368 at September 30, 1996 and $8,961,656
   at December 31, 1995) - Notes 2 and 4                                              $     6,788,732          $      6,050,203
Cash and cash equivalents                                                                   4,985,938                 6,226,065
Accrued interest receivable                                                                     1,804                    12,331
Prepaid expenses                                                                               42,213                    35,891
                                                                                      ---------------          ----------------

TOTAL ASSETS                                                                          $    11,818,687          $     12,324,490
                                                                                      ===============          ================





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        99,079          $         55,929
Due to Managing General Partner - Note 4                                                      119,428                    61,268
Due to Independent General Partners - Note 4                                                    7,500                    15,000
                                                                                      ---------------          ----------------
   Total liabilities                                                                          226,007                   132,197
                                                                                      ---------------          ----------------

Partners' Capital:
Managing General Partner                                                                      115,927                   121,923
Limited Partners (38,727 Units)                                                            11,476,753                12,070,370
                                                                                      ---------------          ----------------
   Total Partners' capital                                                                 11,592,680                12,192,293
                                                                                      ---------------          ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $    11,818,687          $     12,324,490
                                                                                      ===============          ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992           $      962,009     $     1,044,470
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*(B)
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)(C)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             461,138
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300           1,030,920
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             440,440
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6 per share, expiring 6/3/99                                                                 0              12,705
Warrant to purchase 5,015 shares of Common Stock
   at $5 per share, expiring 6/3/99                                                                       0                   0
                                                                                             --------------     ---------------
                                                                                                    678,579             453,145
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.(D)*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,894
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note due 9/25/97                                                              42,399              21,200
                                                                                             --------------     ---------------
                                                                                                  1,222,353             316,188
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
96,395 shares of Common Stock                                            June 1991                  797,167           1,096,493
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             902,255
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $    9,138,368     $     6,788,732
                                                                                             ==================================

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1996


SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(E)


                                                                                Cost          Realized Loss              Return

Total from Liquidated Portfolio Investments                          $     6,265,683        $    (4,025,721)    $     2,239,962
                                                                     ==========================================================

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    15,404,051        $    (6,375,357)    $     9,028,694
                                                                     ==========================================================


(A)  Public company

(B) During the quarter, in connection with a financial restructuring of Hepatix, Inc., the Partnership invested an additional $969,478 in Hepatix and exchanged its $491,986 convertible note and accrued interest of $950 for 1,484,123 shares of the company's preferred stock. The Partnership paid the Managing General Partner $58,750 in venture capital fees relating to this additional investment in Hepatix. Additionally, the Partnership wrote-off the cost of its 668,346 common shares of Hepatix, realizing a loss of $1,025,168.

(C) During the quarter, the Partnership's warrant to purchase 18,340 common shares of Integramed America, Inc. expired unexercised.

(D) During the quarter, the Partnership completed a $39,976 follow-on investment in Sennes Drug Innovations, Inc., acquiring a 10% promissory note due 9/25/97. The Partnership paid the Managing General Partner $2,423 in venture capital fees relating to this investment.

(E)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1996.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                      1996           1995             1996            1995
                                                                -------------    -------------   -------------    --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                         $      75,410    $      96,450   $     222,723    $     294,400
   Interest and dividend income from portfolio
     investments                                                      (19,596)           3,170          (8,825)           3,383
                                                                --------------   -------------   --------------   -------------
   Totals                                                              55,814           99,620         213,898          297,783
                                                                -------------    -------------   -------------    -------------

   Expenses:
   Management fee - Note 4                                             58,255           64,429         183,668          199,149
   Professional fees                                                   26,262           15,550          82,562           39,624
   Mailing and printing                                                 3,702            8,513          15,583           19,887
   Insurance expense                                                   15,512           16,037          51,685           47,120
   Custodial fees                                                       1,183            1,753           3,413            5,193
   Independent General Partners' fees - Note 4                          2,500            3,750           9,877           11,250
   Miscellaneous                                                          158               60           3,372            1,113
                                                                -------------    -------------   -------------    -------------
   Totals                                                             107,572          110,092         350,160          323,336
                                                                -------------    -------------   -------------    -------------

NET INVESTMENT LOSS                                                   (51,758)         (10,472)       (136,262)         (25,553)

Net realized loss from portfolio investments                       (1,025,168)               -      (1,025,168)               -
                                                                -------------    -------------       ----------   -------------

NET REALIZED LOSS FROM OPERATIONS                                  (1,076,926)         (10,472)     (1,161,430)         (25,553)

Net change in unrealized appreciation or
   depreciation of investments                                      1,073,094         (577,899)        561,817         (334,492)
                                                                -------------    -------------   -------------    -------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS
   (allocable to Partners) - Note 3                             $      (3,832)   $    (588,371)  $    (599,613)   $    (360,045)
                                                                ==============   =============   ==============   =============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 1996



                                                                                                   1996              1995
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (136,262)   $       (25,553)
Adjustments to reconcile net investment loss to cash used for operating activities:
(Increase) decrease in accrued interest receivable                                                    10,527             (4,383)
Increase in prepaid expenses                                                                          (6,322)           (22,934)
Increase in accounts payable                                                                          93,810             31,349
                                                                                              --------------    ---------------
Cash used for operating activities                                                                   (38,247)           (21,521)
                                                                                              ---------------   ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                 (1,201,880)          (684,321)
                                                                                              ---------------   ---------------

Decrease in cash and cash equivalents                                                             (1,240,127)          (705,842)
Cash and cash equivalents at beginning of period                                                   6,226,065          6,969,849
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    4,985,938    $     6,264,007
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1996



                                                             Managing
                                                             General                     Limited
                                                             Partner                    Partners                    Total

Balance at beginning of period                            $     121,923            $    12,070,370            $     12,192,293

Net decrease in net assets resulting
from operations - Note 3                                         (5,996)                  (593,617)                   (599,613)
                                                          --------------           ----------------           -----------------

Balance at end of period                                  $     115,927            $    11,476,753            $     11,592,680
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $296 at September 30, 1996. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

The general partners of the Partnership include two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management 2, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with Oppenheimer & Co., Inc. ("Opco"). The limited partners of the Managing General Partner are Oppenheimer Holdings, Inc., MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard
S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, is the sub-manager of the Partnership pursuant to a sub-management agreement among the Partnership, the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General Partner to assist the Managing General Partner in the performance of its duties to the Partnership.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.3 million at September 30, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to September 30, 1996, other timing differences totaling $2.3 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1996, the Partnership had a $3.8 million net loss from its venture capital investments, including $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $61,173 for the three months ended September 30, 1996. Cumulative venture capital fees incurred from inception to September 30, 1996 totaled $882,000.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner.

For services rendered to the Partnership, each of the two Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


5.       Classification of Investments

As  of  September  30,  1996,  the  Partnership's   portfolio  investments  were
categorized by type and geographic region as follows:

All of the Partnership's portfolio companies are in the health care industry.

Type of Investments                                        Cost                    Fair Value              % of Net Assets*
-------------------                                   ---------------            --------------            ----------------
Common Stock                                          $     6,362,209            $    4,989,515                 43.04%
Preferred Stock                                             2,733,760                 1,778,017                 15.34%
Debt Securities                                                42,399                    21,200                   .18%
                                                      ---------------            --------------             ----------
                                                      $     9,138,368            $    6,788,732                 58.56%
                                                      ===============            ==============             ==========

Country/Geographic Region
United States                                         $     9,138,368            $    6,788,732                 58.56%
                                                      ===============            ==============             ==========


* Percentage of net assets is based on fair value.

6.     Subsequent Event - Cash Distribution

Subsequent to the end of the quarter, on November 12, 1996, the General Partners approved a cash distribution to Partners totaling $3,012,100. Limited Partners will receive $2,981,979, or $77 per Unit, and the General Partners will receive $30,121. The distribution will be paid in January 1997 to Limited Partners of record on December 31, 1996.

7.     Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of September 30 1996, and for the three and nine month periods then ended, reflect all adjustments necessary for the fair presentation of the results of the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
In September 1996, the Partnership made follow-on investments totaling $1.1 million (including venture capital fees of $61,173) in two existing portfolio companies. From its inception through September 30, 1996, the Partnership had invested an aggregate of $15.4 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $981,000), representing approximately 83% of the original $17.3 million of net proceeds to the Partnership.

At September 30, 1996, the Partnership held $5.0 million in cash and cash equivalents: $4.8 million in short-term securities with maturities of less than one year and $213,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make new investments in venture situations, as opportunities arise, and to make follow-on investments in existing portfolio companies when required. The Partnership earned $75,000 and $223,000 of interest from its short-term investments for the three and nine months ended September 30, 1996, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Subsequent to the end of the quarter, on November 12, 1996, the General Partners approved a cash distribution to Partners totaling $3,012,100. Limited Partners will receive $2,981,979, or $77 per Unit, and the General Partners will receive $30,121. The distribution will be paid in January 1997 to Limited Partners of record on December 31, 1996.

It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest and other investment income and from proceeds received from the sale of portfolio investments.

Results of Operations

For the three and nine months ended September 30, 1996, the Partnership had a net realized loss from operations of $1.1 million and $1.2 million, respectively. For the three and nine months ended September 30, 1995, the Partnership had a net realized loss from operations of $10,000 and $26,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest, dividends and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1996, the Partnership had a $1 million net realized loss from its portfolio investments. In September 1996, Hepatix, Inc. completed a post-bankruptcy financing and recapitalization. As a result, the Partnership wrote-off its $1,025,000 investment in the company's common stock.

The Partnership had no realized gains or losses from its portfolio investments for the three and nine months ended September 30, 1995.

Investment Income and Expenses - For the three months ended September 30, 1996 and 1995, the Partnership had a net investment loss (investment income less operating expenses) of $52,000 and $10,000, respectively. The increase in net investment loss for the 1996 period compared to the same period in 1995 included a $23,000 decrease in income earned from portfolio investments resulting from the write-off of accrued interest receivable on promissory notes due from Hepatix. Additionally contributing to the increase in net investment loss was a $21,000 decrease in interest earned from short-term investments, which resulted from reduced interest rates and a decrease in funds available for investment in such securities during the 1996 period. The decline in funds available for investment in short-term securities primarily was due to follow-on investments made in existing portfolio companies.

Net investment loss for the nine months ended September 30, 1996 and 1995 was $136,000 and $26,000, respectively. The increase in net investment loss for the 1996 period includes a $72,000 decrease in interest from short-term investments, primarily resulting from reduced interest rates and a decrease in funds available for investment in such securities during the 1996 period and a $12,000 decrease in income from portfolio investments primarily due to the write-off of Hepatix accrued interest, as discussed above. Also contributing to the increase in net investment loss for the 1996 period compared to the same period in 1995 was a $43,000 increase in professional fees, primarily due to increased legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. Partially offsetting the increase in legal fees was a $15,000 reduction in the management fee, as discussed below.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of (1) the net assets of the Partnership or (2) the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and paid quarterly. The compensation of the Sub-Manager is paid directly by the Managing General Partner. The management fee for the three months ended September 30, 1996 and 1995 was $58,000 and $64,000, respectively. For the nine months ended September 30, 1996 and 1995, the management fee was $184,000 and $199,000, respectively. The decrease in the management fee for the 1996 periods compared to the same periods in 1995, was due to a decrease in the net asset value of the Partnership for the respective 1996 periods compared to the 1995 periods. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest and other investment income and from proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1996, the Partnership had a $463,000 net unrealized loss, resulting from the net downward revaluation of its portfolio investments. Additionally, $1,025,000 of unrealized loss was transferred to realized loss due to the partial write-off of the Partnership's investment in Hepatix, as discussed above. The $1,025,000 transfer from unrealized loss to realized loss, partially offset by the $463,000 additional unrealized loss, resulted in a $562,000 increase in net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1995, the Partnership had a $334,000 net unrealized loss resulting from the net downward revaluation of its publicly-traded securities. As a result, net unrealized appreciation of investments decreased by $334,000 for the nine month period.

Net Assets - At September 30, 1996, the Partnership's net assets were $11.6 million, reflecting a decrease of $600,000 from $12.2 million at December 31, 1995. This decrease resulted from the $1.2 million net realized loss from operations partially offset by the $562,000 increase in unrealized appreciation of investments for the nine month period.

At September 30, 1995, the Partnership's net assets were $12.8 million, reflecting a decrease of $360,000 from $13.1 million at December 31, 1994. This decrease resulted from the $334,000 net unrealized loss from investments and the $26,000 net investment loss for the nine month period.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at September 30, 1996 and December 31, 1995 was $296 and $312, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

The Partnership is not a party to any material pending legal proceedings.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.       Other Information.

During the quarter, in connection with a financial restructuring of Hepatix, Inc., the Partnership invested an additional $969,478 in Hepatix and exchanged its $491,986 convertible note and accrued interest thereon totaling $950 for 1,484,123 shares of the company's preferred stock. The Partnership paid the Managing General Partner $58,750 in venture capital fees relating to this additional investment in Hepatix. Additionally, the Partnership wrote-off the cost of its 668,346 common shares of Hepatix, realizing a loss of $1,025,168.

During the quarter, the Partnership completed a $39,976 follow-on investment in Sennes Drug Innovations, Inc., acquiring a 10% promissory note due 9/25/97. The Partnership paid the Managing General Partner $2,423 in venture capital fees relating to this investment.

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


              WESTMED VENTURE PARTNERS 2, L.P.


By:           WestMed Venture Management 2, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Stephen McGrath
              Stephen McGrath
              Executive Vice President


By:           /s/        Ann Oliveri Fusco
              Ann Oliveri Fusco
              Vice President and Principal Financial
                 and Accounting Officer



Date:         November 14, 1996