Form 10-K
period 1996-12-31
WESTMED VENTURE PARTNERS 2 LP
filed 1997-03-27
CIK 831883

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
===============================================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3473015
===============================================================================
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
===============================================================================
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
          None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
===============================================================================
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 21, 1997, 38,727 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

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

The general partners of the Partnership consist of two individuals (the "Independent General Partners") and WestMed Venture Management 2, L.P., a
Delaware limited partnership (the "Managing General Partner"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc. ("MVH"), a Delaware corporation and an affiliate of Oppenheimer & Co., Inc. ("Opco").

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

The Venture Capital Investments

From its inception through December 31, 1996, the Partnership had invested $15.4 million in ten portfolio companies (including venture capital fees and other acquisition costs totaling $981,000). At December 31, 1996, the Partnership's investment portfolio consisted of eight active investments with a cost of $9.1 million and a fair value of $6.6 million. From its inception through December 31, 1996, the Partnership had liquidated investments with an aggregate cost of $6.3 million. These liquidated investments returned $2.2 million to the Partnership resulting in a cumulative net realized loss of $4.0 million. At December 31, 1996, the Partnership had a cumulative net loss from its venture capital investments totaling $3.8 million, including $241,000 of cumulative interest and other income from portfolio investments. During the year ended December 31, 1996, the Partnership invested $1.2 million in two existing portfolio companies and wrote-off $1.0 million of the cost of an additional portfolio investment. The venture capital investments made during 1996 and other events affecting the Partnership's portfolio investments are listed below.

During 1996, the Partnership made follow-on investments in Hepatix, Inc. totaling $1,159,481, including venture capital fees totaling $66,195. Also during 1996, in connection with a financial restructuring of Hepatix, the Partnership wrote-off the cost of the old common stock and common stock warrants of Hepatix previously held, realizing a loss of $1,025,168.

In May 1996, IVF America, Inc. changed its name to Integramed America, Inc. In July 1996, the Partnership's warrant to purchase 18,340 common shares of Integramed America, Inc. expired unexercised.

In September 1996, the Partnership completed a $42,399 follow-on investment in Sennes Drug Innovations, Inc., including venture capital fees totaling $2,423, acquiring a 10% promissory note due 10/7/97.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

A Special Meeting of Limited  Partners was held on June 21, 1996 with respect to
1) a proposal to allow the Managing General Partner to retain the services of a Sub-Manager to assist the Managing General Partner in the performance of its duties to the Partnership and 2) a proposal to amend the Partnership Agreement to reduce the minimum number of Individual General Partners from three to two. At the meeting, both such proposals were approved.


                                    Affirmative               Negative
                                       Votes                     Votes                    Abstentions

Proposal 1                             15,331                     1,652                     2,499
Proposal 2                             16,046                     1,236                     2,200






                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Partnership's Units and it is not anticipated that any public market for the Units will develop. The approximate number of individual holders of Units at December 31, 1996 was 4,000.

In November 1996, the General Partners approved a cash distribution to Partners totaling $3.0 million. The distribution was paid on January 31, 1997 to Limited Partners of record on December 31, 1996. The Partnership did not make any cash distributions to Partners during the years ended December 31, 1995 and 1994. Cumulative cash distributions paid, or accrued, to Partners from inception through December 31, 1996 totaled $3,289,717; $3,256,820 to the Limited Partners, or approximately $84.00 per Unit, and $32,897 to the Managing General Partner.

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

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                           1996           1995            1994           1993           1992
                                                       -----------     -----------    -----------    -----------    --------

Net assets                                             $     8,324     $    12,192     $   13,145    $    13,432    $    14,771

Net unrealized depreciation of investments                  (2,553)         (2,911)        (2,112)        (1,914)          (589)

Net investment loss                                           (190)            (63)           (88)          (125)           (29)

Realized gain (loss) on investments                         (1,025)            (91)             -            111         (2,088)

Cost of portfolio investments purchased                      1,202             688          1,384          1,068          2,518

Cumulative cost of portfolio investments                    15,404          14,202         13,514         12,131         11,063

Cash distributions to Partners                               3,012               -              -              -              -

Cumulative cash distributions to Partners                    3,290             278            278            278            278

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
depreciation of investments                                 $  213         $   312        $   336         $  343        $   378

Net unrealized depreciation of investments                     (65)            (74)           (54)           (49)           (15)

Net investment loss                                             (5)             (2)            (2)            (3)            (1)

Net realized gain (loss) on investments                        (26)             (2)             -              3            (53)

Cash distributions                                              77               -              -              -              -

Cumulative cash distributions                                   84               7              7              7              7

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
During the year ended December 31, 1996, the Partnership invested $1.2 million (including venture capital fees totaling $69,000) in two existing portfolio companies. From its inception through December 31, 1996, the Partnership had invested an aggregate of $15.4 million in ten portfolio companies (including acquisition costs and venture capital fees totaling $981,000). At December 31, 1996, the Partnership had invested approximately 89% of its original $17.3 million of net proceeds received from the offering of Units.

At December 31, 1996, the Partnership held $4.9 million in cash and short-term investments; $4.5 million in short-term securities with maturities of less than three months and $394,000 in an interest-bearing cash account. Such investments provide the Partnership with the liquidity necessary to make investments in venture situations as opportunities for investment arise. The Partnership earned interest totaling $283,000, $375,000, and $288,000 from such investments for the years ended December 31, 1996, 1995 and 1994, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment. It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from existing cash reserves, interest earned from its short-term securities and proceeds from the sale of portfolio investments.

On November 12, 1996, the General Partners approved a cash distribution to Partners totaling $3,012,100. The distribution was paid on January 31, 1997 to Limited Partners of record on December 31, 1996.

Results of Operations

Investment Income and Expenses - For the years ended December 31, 1996, 1995 and 1994, the Partnership had a net investment loss (investment income less operating expenses) of $190,000, $63,000 and $88,000, respectively.

The increased net investment loss for 1996 compared to 1995 includes a $92,000 decrease in interest earned from short-term investments and a $21,000 decrease in income from portfolio investments. The reduction in interest earned from short-term investments primarily resulted from reduced interest rates and a decrease in funds available for investment in such securities during 1996. The decrease in interest from portfolio investments primarily was due to a reversal during 1996 of accrued interest relating to promissory notes due from Hepatix, Inc. Also contributing to the increase in net investment loss for 1996 compared to 1995 was a $42,000 increase in professional fees, primarily due to increased legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. Partially offsetting the increase in legal fees was a $35,000 reduction of the management fee, as discussed below.

The reduced net investment loss for 1995 compared to 1994 was the result of a $99,000 increase in investment income, primarily resulting from an $87,000 increase in interest earned from short-term investments during 1995, partially offset by a $73,000 increase in operating expenses. The increase in interest earned from short-term investments was the result of an increase in short-term interest rates during 1995 as compared to 1994. The increase in operating expenses for 1995 compared to 1994 included increases in insurance expense of $34,000, mailing and printing expense of $23,000 and professional fees of $27,000. The Partnership initiated directors and officers liability insurance coverage for its Independent General Partners, beginning in August 1994, increasing insurance expense for 1995 compared to 1994. The increases to mailing and printing expense and professional fees primarily resulted from corrections to prior year accruals. These increases in operating expense for 1995 were partially offset by a $12,000 reduction in the management fee, as discussed below.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of (1) the net assets of the Partnership or (2) the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the years ended December 31, 1996, 1995 and 1994 the management fee was $225,000, $260,000 and $272,000, respectively. The decrease in the management fee for the respective periods was due to a decrease in the net assets of the Partnership during each respective period. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1996, the Partnership had a $1 million net realized loss from its portfolio investments. In September 1996, Hepatix, Inc. completed a post-bankruptcy financing and recapitalization, resulting in the write-off of the Partnership's $1,025,000 investment in the company's old common stock.

For the year ended December 31, 1995, the Partnership had a $91,000 realized loss from its portfolio investments, resulting from the write-off of acquisition costs and venture capital fees relating to its investment in Hepatix.

There were no realized gains or losses from portfolio investments for the year ended December 31, 1994.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the year ended December 31, 1996, the Partnership had a $666,000 net unrealized loss, resulting from the net downward revaluation of its portfolio investments. Additionally, $1,025,000 was transferred to realized loss due to the partial write-off of the Partnership's investment in the common stock of Hepatix, as discussed above. The $1,025,000 transfer to realized loss, partially offset by the $666,000 additional unrealized loss, resulted in a $359,000 increase in net unrealized appreciation of investments for 1996.

For the year ended December 31, 1995 the Partnership had an $800,000 net unrealized loss from its portfolio investments resulting from a $1.5 million downward revaluation of Hepatix, which was partially offset by a $712,000 net upward revaluation of the Partnership's publicly-held securities. As a result, net unrealized appreciation of investments declined by $800,000 for 1995.

For the year ended December 31, 1994, the Partnership had a net unrealized loss from its portfolio investments of $198,000, resulting from the net downward revaluation of its portfolio investments during 1994.

Net Assets - For the year ended December 31, 1996, the Partnership had an $856,000 net decrease in net assets from operations, comprised of the net investment loss of $190,000 and the net realized loss from portfolio investments of $1,025,000. These losses were offset by the $359,000 increase in net unrealized appreciation of investments for 1996. The Partnership's net assets were further reduced by the $3.0 million accrued cash distribution to Partners, which was approved in November 1996. As a result, the Partnership's net assets were $8.3 million at December 31, 1996, down from $12.2 million at December 31, 1995.

The Partnership had a $953,000 decrease in net assets from operations for the year ended December 31, 1995, resulting from the $63,000 net investment loss, the $91,000 net realized loss from portfolio investment and the $800,000 reduction to net unrealized appreciation of investments for 1995. There were no cash distributions paid or accrued during 1995.

For the year ended December 31, 1994, the Partnership had a $286,000 net decrease in net assets from operations, comprised of the $88,000 net investment loss and the $198,000 net decrease in net unrealized appreciation of investments for 1994. There were no cash distributions paid or accrued during 1994.

The net asset value per $500 Unit, including an allocation of the net unrealized depreciation of investments, at December 31, 1996, 1995 and 1994 was $213, $312 and $336, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Summary of Changes to Net Assets for the Year Ended December 31, 1996

The write-off of a portion of the Partnership's investment in Hepatix, Inc. during 1996, resulted in a realized loss of $1,025,168. As shown below, due to reserves taken in prior periods, this write-off reduced the Partnership's net asset value for 1996 by $512,584. This decrease was further reduced by the downward revaluation of the Partnership's remaining portfolio investments during 1996, as shown below. The completed portfolio transactions and revaluations reduced the Partnership's net asset value on a net basis by $666,293 for 1996. The Partnership's net assets were further reduced by the $190,079 net investment loss for 1996.

                                                           Fair Value            Return/Fair Value              Effect on
Investment                                                 at 12/31/95              at 12/31/96                Net Assets

Liquidations for the year ended 12/31/96:
Hepatix, Inc.                                             $     512,584           $            0            $      (512,584)
                                                           ------------            -------------             ---------------

Revaluations for the year ended 12/31/96:
Gliatech, Inc.                                                  789,789                  799,471                      9,682
Hepatix, Inc. (1)                                             1,358,831                1,484,123                    125,292
Integramed America, Inc.                                        518,014                  292,372                   (225,642)
KeraVision, Inc.                                                603,758                  945,010                    341,252
LaJolla Pharmaceutical Company                                  392,831                  607,607                    214,776
Sennes Drug Innovations, Inc. (1)                             1,222,353                  316,188                   (906,165)
Synaptic Pharmaceutical Corporation                             932,621                1,156,740                    224,119
Targeted Genetics, Inc.                                         921,302                  984,279                     62,977
                                                                                                            ---------------
Sub-total from revaluations                                                                                        (153,709)
                                                                                                            ----------------

Sub-total from portfolio transactions                                                                              (666,293)

Net investment loss for the year ended 12/31/96                                                                    (190,079)
                                                                                                            ----------------

Net Change to Net Assets for the Year Ended
   December 31, 1996                                                                                        $      (856,372)
                                                                                                            ================

(1)  Adjusted for follow-on investments made during 1996.

Item 8.       Financial Statements and Supplementary Data.


                        WESTMED VENTURE PARTNERS 2, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1996 and 1995

Schedule of Portfolio Investments as of December 31, 1996

Schedule of Portfolio Investments as of December 31, 1995

Statements of Operations for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners 2, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners 2, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1996 and 1995 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners 2, L.P. at December 31, 1996 and 1995, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $3,317,907 and $6,050,203 at December 31, 1996 and 1995, respectively, representing 40% and 50% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 20, 1997

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1996                1995
                                                                                            ---------------    ----------

ASSETS

Portfolio investments, at fair value
   (cost $9,138,368 at December 31, 1996 and
   $8,961,656 at December 31, 1995) - Notes 2 and 4                                         $     6,585,790    $      6,050,203
Cash and cash equivalents                                                                         4,876,135           6,226,065
Accrued interest receivable                                                                           2,377              12,331
Other assets                                                                                         29,710              35,891
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $    11,494,012    $     12,324,490
                                                                                            ===============    ================





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                   $     3,012,100    $              -
Accounts payable and accrued expenses                                                               106,263              55,929
Due to Managing General Partner - Note 4                                                             41,828              61,268
Due to Independent General Partners - Note 4                                                         10,000              15,000
                                                                                            ---------------    ----------------
   Total liabilities                                                                              3,170,191             132,197
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                             83,238             121,923
Limited Partners (38,727 Units)                                                                   8,240,583          12,070,370
                                                                                            ---------------    ----------------
   Total Partners' capital                                                                        8,323,821          12,192,293
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $    11,494,012    $     12,324,490
                                                                                            ===============    ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992           $      962,009     $       799,471
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*(B)
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)(C)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             292,372
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             945,010
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             587,253
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              18,348
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0               2,006
                                                                                             --------------     ---------------
                                                                                                    678,579             607,607
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.(D)*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,894
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note due 10/7/97                                                              42,399              21,200
                                                                                             --------------     ---------------
                                                                                                  1,222,353             316,188
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
96,395 shares of Common Stock                                            June 1991                  797,167           1,156,740
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             984,279
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $    9,138,368     $     6,585,790
                                                                                             ==================================

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1996

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
                                                                     ==========================================================

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    15,404,051        $    (6,578,299)    $     8,825,752
                                                                     ==========================================================


(A)  Public company

(B) In February 1996, the Partnership made a $93,286 follow-on investment in Hepatix, Inc., acquiring a 10% convertible note and a warrant to purchase 186,572 shares of common stock at $.01 per share. In June 1996, the Partnership made an additional $29,572 follow-on investment in Hepatix, acquiring a 10% promissory note. The Partnership paid the Managing General Partner venture capital fees totaling $7,445 relating to these investments. In September 1996, in connection with a financial restructuring of Hepatix, the Partnership invested an additional $969,478 and exchanged its $491,986 convertible notes, its $29,572 promissory note, and accrued interest of $950 for 1,484,123 shares of the company's preferred stock. The Partnership paid the Managing General Partner $58,750 in venture capital fees relating to this additional investment in Hepatix. Additionally, the Partnership wrote-off the cost of its common stock and common stock warrants of Hepatix previously held, realizing a loss of $1,025,168.

(C) In May 1996, IVF America, Inc. changed its name to Integramed America, Inc. In July 1996, the Partnership's warrant to purchase 18,340 common shares of Integramed America, Inc. expired unexercised.

(D) In September 1996, the Partnership completed a $39,976 follow-on investment in Sennes Drug Innovations, Inc., acquiring a 10% promissory note due 10/7/97. The Partnership paid the Managing General Partner $2,423 in venture capital fees relating to this investment.

(E)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1996.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1995

Active Portfolio Investments:
                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992           $      962,009     $       789,789
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*
668,346 shares of Common Stock                                           Jan. 1992                1,025,168             512,584
$398,700 10% Convertible Note due 6/30/97                                                           398,700             199,350
Warrant to purchase 797,399 shares of Common Stock
   at $.01 per share, expiring 10/2/00                                                                    0                   0
                                                                                             --------------     ---------------
                                                                                                  1,423,868             711,934
-------------------------------------------------------------------------------------------------------------------------------
IVF America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             518,014
Warrant to purchase 18,340 shares of Common Stock
   at $10.34 per share, expiring 7/31/96                                                                  0                   0
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             603,758
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             371,768
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6 per share, expiring 6/3/99                                                                 0              21,063
Warrant to purchase 5,015 shares of Common Stock
   at $5 per share, expiring 6/3/99                                                                       0                   0
                                                                                             --------------     ---------------
                                                                                                    678,579             392,831
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579           1,175,579
412,500 shares of Common Stock                                                                        4,375               4,375
                                                                                             --------------     ---------------
                                                                                                  1,179,954           1,179,954
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
96,395 shares of Common Stock                                            June 1991                  797,167             932,621
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             921,302
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $    8,961,656     $     6,050,203
                                                                                             ==================================

(A)  Public company

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1996             1995               1994
                                                                            -------------     --------------    ---------

INVESTMENT INCOME

   Interest from short-term investments                                     $     283,323     $      375,163    $       288,164
   Interest and dividend income from portfolio investments                         (7,819)            13,311              1,260
                                                                            --------------    --------------    ---------------
   Total investment income                                                        275,504            388,474            289,424
                                                                            -------------     --------------    ---------------

   Expenses:

   Management fee - Note 4                                                        225,496            260,417            272,327
   Professional fees                                                               98,596             56,235             28,812
   Mailing and printing                                                            39,066             30,741              7,622
   Insurance expense                                                               64,188             62,050             28,442
   Custodial fees                                                                   4,488              6,592              7,044
   Independent General Partners' fees - Note 4                                     12,377             15,000             15,000
   Miscellaneous                                                                   21,372             20,079             18,461
                                                                            -------------     --------------    ---------------
   Total expenses                                                                 465,583            451,114            377,708
                                                                            -------------     --------------    ---------------

NET INVESTMENT LOSS                                                              (190,079)           (62,640)           (88,284)

Net realized loss from portfolio investments                                   (1,025,168)           (90,696)                 -
                                                                            --------------    --------------    ---------------

NET REALIZED LOSS FROM OPERATIONS                                              (1,215,247)          (153,336)           (88,284)

Net change in unrealized depreciation of investments                              358,875           (799,700)          (198,119)
                                                                            -------------     --------------    ---------------

NET DECREASE IN NET ASSETS RESULTING FROM
   OPERATIONS (allocable to Partners) - Note 3                              $    (856,372)    $     (953,036)   $      (286,403)
                                                                            ==============    ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                1996              1995               1994
                                                                           --------------     --------------    ---------

CASH FLOWS USED FOR OPERATING
   ACTIVITIES

Net investment loss                                                        $     (190,079)    $      (62,640)   $       (88,284)
Adjustments to reconcile net investment loss to cash
   used for operating activities:

Increase (decrease) in payables                                                    25,894             25,992            (17,394)
(Increase) decrease in accrued interest receivable
   and other assets                                                                16,135            (19,335)           (15,365)
                                                                           --------------     ---------------   ---------------
Cash used for operating activities                                               (148,050)           (55,983)          (121,043)
                                                                           --------------     --------------    ---------------

CASH FLOWS USED FOR INVESTING
   ACTIVITIES

Purchase of portfolio investments                                              (1,201,880)          (687,801)        (1,383,740)
                                                                           --------------     --------------    ---------------
Cash used for investing activities                                             (1,201,880)          (687,801)        (1,383,740)
                                                                           --------------     --------------    ---------------

Decrease in cash and cash equivalents                                          (1,349,930)          (743,784)        (1,504,783)
Cash and cash equivalents at beginning of period                                6,226,065          6,969,849          8,474,632
                                                                           --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                               $    4,876,135     $    6,226,065    $     6,969,849
                                                                           ==============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1994, 1995 and 1996


                                                             Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at December 31, 1993                              $     134,317            $    13,297,415            $     13,431,732

Net decrease in net assets resulting
from operations - Note 3                                         (2,864)                  (283,539)                   (286,403)
                                                          -------------            ---------------            ----------------

Balance at December 31, 1994                                    131,453                 13,013,876(A)               13,145,329

Net decrease in net assets resulting
from operations - Note 3                                         (9,530)                  (943,506)                   (953,036)
                                                          -------------            ---------------            ----------------

Balance at December 31, 1995                                    121,923                 12,070,370(A)               12,192,293

Net decrease in net assets resulting
from operations - Note 3                                         (8,564)                  (847,808)                   (856,372)

Accrued cash distribution, paid
January 31, 1997                                                (30,121)                (2,981,979)                 (3,012,100)
                                                          --------------           ---------------            ----------------

Balance at December 31, 1996                              $      83,238            $     8,240,583(A)         $      8,323,821
                                                          =============            ===============            ================



(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized depreciation of investments, is $213, $312 and $336 at December 31, 1996, 1995 and 1994, respectively. Such per Unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.6 million at December 31, 1996, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1996, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1996, the Partnership had a $3.8 million net loss from its venture capital investments, including $241,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $68,618 for the year ended December 31, 1996. Cumulative venture capital fees incurred from inception to December 31, 1996 totaled $882,000.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS

5.     Subsequent Event - Cash Distribution

On November 12, 1996, the General Partners approved a cash distribution to Partners totaling $3,012,100. The distribution was paid on January 31, 1997 to Limited Partners of record on December 31, 1996. Limited Partners received $2,981,979, or $77 per Unit, and the General Partner received $30,121.


6.       Classification of Investments

As of December 31, 1996, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      6,362,209           $     4,786,573                 57.51%
Preferred Stock                                             2,733,760                 1,778,017                 21.36%
Debt Securities                                                42,399                    21,200                  0.25%
                                                     ----------------           ---------------                -------
                                                     $      9,138,368           $     6,585,790                 79.12%
                                                     ================           ===============                 ======

Country/Geographic Region
United States                                        $      9,138,368           $     6,585,790                 79.12%
                                                     ================           ===============                 ======

Industry
Biotechnology                                        $      4,727,461           $     3,864,285                 46.43%
Medical Devices                                             2,088,481                 2,429,133                 29.18%
Medical Services                                            2,322,426                   292,372                  3.51%
                                                     ----------------           ---------------                -------
                                                     $      9,138,368           $     6,585,790                 79.12%
                                                     ================           ===============                 ======


* Percentage of net assets is based on fair value.

Item 9.       Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.      Directors and Executive Officers.

The Independent General Partners

The Independent General Partners have full authority over the management of the Partnership and provide overall guidance and supervision with respect to the operations of the Partnership and perform the various duties imposed on the general partners of business development companies under the 1940 Act. In addition to general fiduciary duties, the Independent General Partners, among other things, supervise the management arrangements of the Partnership, the custody arrangement with respect to portfolio securities, the selection of accountants, fidelity bonding and the activities of the Managing General Partner. As required by the 1940 Act, a majority of the general partners must be individuals who are not "interested persons" of the Partnership as defined in the 1940 Act. In 1987, the Securities and Exchange Commission issued an exemptive order declaring that Messrs. Elliott and White, the two Independent General Partners of the Partnership, are not "interested persons" of the Partnership as defined in the 1940 Act solely by reason of their being general partners of the Partnership. Such individuals also comprise the Audit Committee of the Partnership.

Presented below is information concerning the Independent General Partners of the Partnership as of March 21, 1997:

Thomas E. White, Age 63, Independent General Partner since 1987
485 Madison Avenue
New York, New York 10022
     Mr. White is an attorney in private practice in New York City. He is also an independent general partner of WestMed Venture Partners, L.P. ("WVP"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 57, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation ("VLI") from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of two privately-held medical device companies. He is a former
      Director of the Health  Industries  Manufacturers  Association.  From
     1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

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

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with Opco. The limited partners of the Managing General Partner are (i) Oppenheimer Holdings, Inc. ("OHI"), a Delaware corporation and the parent of Opco, (ii) MVP Holdings, Inc. ("MVP"), a Delaware corporation, and (iii) BSW, Inc. ("BSW"), a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler, the individuals originally responsible for the Partnership's venture capital investments.

In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Philippe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees will be incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager.

Presented below is information as of March 21, 1997 concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Mr. McGrath has been a director and/or officer of MVH since June 1990. Mr. Rothstein and Ms. Fusco have been officers of MVH since April 1996 and June 1996, respectively. The address of each such person is Oppenheimer Tower, World Financial Center, New York, New York 10281.

Stephen M. McGrath, Sr., Age 61, Vice President and Director
     Mr. McGrath has been Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner- Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

Gerald A. Rothstein, Age 54, Vice President
         Mr. Rothstein has been a Manageing Director of Opco since 1983. He is primarily responsible for the creation of Opco's international research department and focuses upon the emerging markets of Latin America and India. Mr. Rothstein has served on Opco's Management Committee since 1983 and is also a member of Opco's Commitment and Due Diligence committees.

Ann O. Fusco, Age 42, Vice President
      Ms. Fusco has been Vice President of Oppenheimer Properties, Inc. since July 1986 and has been employed by Oppenheimer & Co., Inc. since April 1984. In June 1996 Ms. Fusco became Vice President of MVH. Ms. Fusco is a Certified Public Accountant in the state of New York.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH or the Sub-Manager. MVH is owned 100% by OHI.

The Sub-Manager is wholly-owned by Philippe L. Sommer. Presented below is information concerning Mr. Sommer as of March 27, 1997.

Philippe L. Sommer, Age 45, Executive Vice President and Managing Director
         Mr. Sommer is a Managing Director of BSW and a member of the Board of Directors of BSW, one portfolio company of the Partnership and two portfolio companies of WVP. He has been involved in health-care industry management for the past 16 years. He was a Managing Director of MVP from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for HPG and as such was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

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

Item 11.      Executive Compensation.

Each Independent General Partner receives an annual fee from the Partnership of $5,000 together with all out-of-pocket expenses relating to attendance at meetings of the General Partners. During 1996, Thomas White, an Independent General Partner of the Partnership, received an $11,600 payment from the Partnership relating to legal services in connection with the Sub-Management Agreement.

For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner was allocated $9,000, $10,000 and $3,000 of the Partnership's net decrease in net assets from operations for each of the respective periods.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. Market for Registrant's common Equity and Related Stockholder Matters is incorporated herein by reference.

Pursuant to the Management Agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner received management fees of $225,000, $260,000 and $272,000 respectively.

In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Philippe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees will be incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1996, 1995 and 1994, the Managing General Partner received venture capital fees of $69,000, $39,000 and $79,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 21, 1997, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH and the Sub-Manager do not own any Units.

Item 13.      Certain Relationships and Related Transactions.

The  description of the management fee and the venture  capital fee set forth in
Item 11, Executive Compensation, is incorporated herein by reference.

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

              Independent Auditors' Report

              Balance Sheets as of December 31, 1996 and 1995

              Schedule of Portfolio Investments as of December 31, 1996

              Schedule of Portfolio Investments as of December 31, 1995

              Statements of Operations for the years ended December 31, 1996, 1995 and 1994

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

              Statements of Changes in Partners' Capital for the years ended December 31, 1994, 1995 and 1996

              Notes to Financial Statements

       2.     Exhibits

              3.1   Amended and Restated Certificates of Limited Partnership(3)

              3.2 Amendment to Amended and Restated Certificate of Limited Partnership(3)

              3.3     Partnership Agreement(1)

              3.4     Amendment No. 1 to the Partnership Agreement(2)

              4     Articles Five through Eleven of the Partnership Agreement(1)

              10.1 Management Agreement between the Partnership and the Managing General Partner(2)

              [?] Sub-Management agreement among the Partnership, the Managing General Partner and the Sub-Manager(4)

              27      Financial Data Schedule

              28.1 Custodian Agreement between the Partnership and Investors Fiduciary Trust Company(1)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

-------------------------------

(1) Filed as an exhibit to the Partnership's Registration Statement on Form N-2 (33-11926), and incorporated herein by reference.

(2) Filed as an exhibit to the Partnership's Report on Form 8-K dated July 10, 1990 and incorporated herein by reference.

(3) Filed as an exhibit to the Partnership's Report on Form 10-K for the year ended December 31, 1990.

(4) Filed as an exhibit to the Partnership's proxy statement dated May 17, 1996 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1997.

WESTMED VENTURE PARTNERS 2, L.P.

By:  WestMed Venture Management 2, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/   Stephen McGrath
     Stephen McGrath
     Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 27th day of March 1997.

WESTMED VENTURE
MANAGEMENT 2, L.P.                               Managing General Partner of WestMed Venture Partners 2, L.P.

By:  Medical Venture Holdings, Inc.              General Partner of WestMed Venture Management 2, L.P.


By:  /s/ Stephen McGrath                         Executive Vice President (principal executive officer) of Medical
Stephen McGrath                                  Venture Holdings, Inc.


By:  /s/ Ann Oliveri Fusco                       Vice President (principal financial and accounting officer) of Medical    Ann
Oliveri Fusco                                    Venture Holdings, Inc.


By:  /s/ Thomas E. White                         General Partner of WestMed Venture Partners 2, L.P.
     Thomas E. White


By:  /s/ Robert A. Elliott                       General Partner of WestMed Venture Partners 2, L.P.
     Robert A. Elliott