Form 10-Q
period 1997-03-31
WESTMED VENTURE PARTNERS 2 LP
filed 1997-05-15
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1997


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of March 31, 1997 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                       March 31, 1997         December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments, at fair value (cost $10,198,968 at
   March 31, 1997 and $9,138,368 at December 31, 1996)                                $     7,546,714         $       6,585,790
Cash and cash equivalents                                                                     806,171                 4,876,135
Accrued interest receivable                                                                     3,936                     2,377
Other assets                                                                                   23,142                    29,710
                                                                                      ---------------         -----------------

TOTAL ASSETS                                                                          $     8,379,963         $      11,494,012
                                                                                      ===============         =================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                             $             -         $       3,012,100
Accounts payable and accrued expenses                                                         107,474                   106,263
Due to Managing General Partner                                                               103,051                    41,828
Due to Independent General Partners                                                             2,500                    10,000
                                                                                      ---------------         -----------------
   Total liabilities                                                                          213,025                 3,170,191
                                                                                      ---------------         -----------------

Partners' Capital:
Managing General Partner                                                                       81,669                    83,238
Limited Partners (38,727 Units)                                                             8,085,269                 8,240,583
                                                                                      ---------------         -----------------
   Total Partners' capital                                                                  8,166,938                 8,323,821
                                                                                      ---------------         -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     8,379,963         $      11,494,012
                                                                                      ===============         =================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
December 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc. (B)
454,545 shares of Preferred Stock                                        Mar. 1997           $    1,060,600     $     1,060,600
-------------------------------------------------------------------------------------------------------------------------------
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992                  962,009           1,044,470
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             326,197
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             695,871
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             489,377
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              14,805
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                             --------------     ---------------
                                                                                                    678,579             504,182
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,895
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note due 10/7/97                                                              42,399              21,200
                                                                                             --------------     ---------------
                                                                                                  1,222,353             316,189
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
96,395 shares of Common Stock                                            June 1991                  797,167           1,349,531
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             765,551
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $   10,198,968     $     7,546,714
                                                                                             ==================================

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
March 31, 1997

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
                                                                     ==========================================================

                                                                                                   Combined            Combined
                                                                                             Unrealized and          Fair Value
                                                                                Cost          Realized Loss          and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    16,464,651        $    (6,677,975)    $     9,786,676
                                                                     ==========================================================


(A)  Public company

(B) In March 1997, the Partnership completed a $999,999 investment in Abtox, Inc., acquiring 454,545 shares of series F Preferred stock. The Partnership paid the Managing General Partner $60,601 in venture capital fees relating to this investment.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1997.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                                1997                  1996
                                                                                            --------------         -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                      $      28,888     $         72,772
   Interest income from portfolio investments                                                          925               10,771
                                                                                             -------------     ----------------
   Totals                                                                                           29,813               83,543
                                                                                             -------------     ----------------

   Expenses:
   Management fee                                                                                   42,450               67,115
   Professional fees                                                                                14,503               24,333
   Insurance expense                                                                                13,784               19,268
   Mailing and printing                                                                              7,914                6,759
   Independent General Partners' fees                                                                2,500                3,750
   Custodial fees                                                                                    1,119                1,193
   Miscellaneous                                                                                     4,750                2,002
                                                                                             -------------     ----------------
   Totals                                                                                           87,020              124,420
                                                                                             -------------     ----------------

NET INVESTMENT LOSS                                                                                (57,207)             (40,877)

Net change in unrealized depreciation of investments                                               (99,676)           1,204,524
                                                                                             -------------     ----------------

NET (DECREASE) INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS (allocable to Partners)                                                   $    (156,883)    $      1,163,647
                                                                                             =============     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31,



                                                                                               1997                  1996
                                                                                         ---------------        ---------

CASH FLOWS PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES

Net investment loss                                                                       $      (57,207)      $        (40,877)

Adjustments to reconcile net investment loss to cash provided from (used for) operating activities:

(Decrease) increase in accrued interest receivable and other assets                                5,009                 (1,379)
Increase in payables                                                                              54,934                 19,357
                                                                                          --------------       ----------------
Cash provided (used) for operating activities                                                      2,736                (22,899)
                                                                                          --------------       ----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                       (1,060,600)               (98,939)
                                                                                          --------------       ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                                 (3,012,100)                     -
                                                                                          --------------       ----------------

Decrease in cash and cash equivalents                                                         (4,069,964)              (121,838)
Cash and cash equivalents at beginning of period                                               4,876,135              6,226,065
                                                                                          --------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      806,171       $      6,104,227
                                                                                          ==============       ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Three Months Ended March 31, 1997



                                                             Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance at beginning of period                             $     83,238            $     8,240,583           $      8,323,821

Net increase in net assets resulting
from operations                                                  (1,569)                  (155,314)                  (156,883)
                                                           ------------            ---------------           ----------------

Balance at end of period                                   $     81,669            $     8,085,269           $      8,166,938
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $209 at March 31, 1997. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

The general partners of the Partnership include two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management 2, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with Oppenheimer & Co., Inc. ("Opco"). The limited partners of the Managing General Partner are Oppenheimer Holdings, Inc., MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard
S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, is the sub-manager of the Partnership pursuant to a sub-management agreement among thePartnership, the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General Partner to assist the Managing General Partner in the performance of its duties to the Partnership.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.7 million at March 31, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to March 31, 1997, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS


3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1997, the Partnership had a $3.8 million net loss from its venture capital investments, including $242,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $60,601 for the quarter ended March 31, 1997. Cumulative venture capital fees incurred from inception to March 31, 1997 totaled $942,000.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS

5.       Classification of Investments

As of March 31, 1997, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------            --------------               -----------
Common Stock                                         $      6,362,209            $    4,686,896                 57.39%
Preferred Stock                                             3,794,360                 2,838,618                 34.76%
Debt Securities                                                42,399                    21,200                  0.26%
                                                     ----------------            --------------                -------
                                                     $     10,198,968            $    7,546,714                 92.41%
                                                     ================            ==============                 ======

Country/Geographic Region
United States                                        $     10,198,968            $    7,546,714                 92.41%
                                                     ================            ==============                 ======

Industry
Biotechnology                                        $      5,788,061            $    5,040,523                 61.73%
Medical Devices                                             2,088,481                 2,179,994                 26.69%
Medical Services                                            2,322,426                   326,197                  3.99%
                                                     ----------------            --------------                -------
                                                     $     10,198,368            $    7,546,714                 92.41%
                                                     ================            ==============                 ======


* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In March 1997, the Partnership made a $1,061,000 investment (including venture capital fees of $61,000) in Abtox, Inc., a new, privately-held portfolio company. From its inception through March 31, 1997, the Partnership had invested an aggregate of $16.5 million (including acquisition costs and venture capital fees totaling $1,042,000), representing approximately 95% of the original $17.3 million of net proceeds received from the offering of Units.

At March 31, 1997, the Partnership held $806,000 in an interest-bearing cash account. It is anticipated that funds needed to cover the Partnership's future investments and operating expenses will be obtained from its existing cash reserves, interest from short-term investments and proceeds realized from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended March 31, 1997 and 1996, the Partnership had a net investment loss (investment income less operating expenses) of $57,207 and $40,877, respectively. The increase in net investment loss for the 1997 period compared to the same period in 1996, resulted from a $53,730 decrease in income which was partially offset by a $37,400 decrease in operating expenses for the 1997 period. The decrease in investment income resulted mainly from a $43,884 reduction in interest earned from short-term investments, reflecting reduced funds available for investment in such securities. The reduced amount of funds invested in short-term securities resulted from the $3.0 million cash distribution paid to Partners in January 1997 and the $1.0 million new portfolio investment made in March 1997, as discussed above. Investment income also declined due to a $9,846 decline in interest income from portfolio investments, due to a reduction of interest bearing securities outstanding during the 1997 period compared to the same period in 1996.

The decrease in operating expenses for the three months ended March 31, 1997 compared to the same period in 1996 resulted mainly from a $24,665 reduction in management fees incurred. Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of (1) the net assets of the Partnership or (2) the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. For the three months ended March 31, 1997 and 1996, the management fee was $42,450 and $67,115 respectively. The decrease in the management fee for the 1997 period compared to the same period in 1996, was due to a decrease in the Partnership's net asset value at March 31, 1997 compared to March 31, 1996, primarily resulting from the $3.0 million cash distribution accrued at December 31, 1996 and paid to Partners in January 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and dividend income from portfolio investments  and  proceeds  received  from  the sale of  portfolio  investments.
Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1997, the Partnership had a $99,676 net unrealized loss primarily resulting from the net downward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments increased by $99,676 for the three-month period.

For the three months ended March 31, 1996, the Partnership had a $1.2 million net unrealized gain primarily resulting from the net upward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments decreased by $1.2 million for the three-month period.

Net Assets - At March 31, 1997 the Partnership's net assets were $8.2 million, a decrease of $156,883 from $8.3 million at December 31, 1996. This decrease resulted from the $99,676 unrealized loss from investments and the $57,207 net investment loss for the three-month period.

At March 31, 1996, the Partnership's net assets were $13.4 million, an increase of $1.2 million from $12.2 million at December 31, 1995. This increase resulted from the $1.2 million unrealized gain from investments partially offset by the $40,877 net investment loss for the three-month period.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at March 31, 1997 and December 31, 1996 was $209 and $213, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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



Date:         May 15, 1997