Form 10-Q
period 1997-06-30
WESTMED VENTURE PARTNERS 2 LP
filed 1997-08-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1997


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of June 30, 1997 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                        June 30, 1997         December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments, at fair value (cost $10,198,968 at
   June 30, 1997 and $9,138,368 at December 31, 1996)                                 $     6,966,017         $       6,585,790
Cash and cash equivalents                                                                     683,631                 4,876,135
Accrued interest receivable                                                                     3,737                     2,377
Other assets                                                                                    9,404                    29,710
                                                                                      ---------------         -----------------

TOTAL ASSETS                                                                          $     7,662,789         $      11,494,012
                                                                                      ===============         =================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                             $             -         $       3,012,100
Accounts payable and accrued expenses                                                          98,664                   106,263
Due to Managing General Partner                                                                36,696                    41,828
Due to Independent General Partners                                                             5,000                    10,000
                                                                                      ---------------         -----------------
   Total liabilities                                                                          140,360                 3,170,191
                                                                                      ---------------         -----------------

Partners' Capital:
Managing General Partner                                                                       75,224                    83,238
Limited Partners (38,727 Units)                                                             7,447,205                 8,240,583
                                                                                      ---------------         -----------------
   Total Partners' capital                                                                  7,522,429                 8,323,821
                                                                                      ---------------         -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     7,662,789         $      11,494,012
                                                                                      ===============         =================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
June 30, 1997

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $     1,060,600     $     1,060,600
-------------------------------------------------------------------------------------------------------------------------------
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992                  962,009             871,023
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             258,727
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             627,143
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             464,272
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              17,252
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             481,524
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,895
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note due 10/7/97                                                              42,399              21,200
                                                                                            ---------------     ---------------
                                                                                                  1,222,353             316,189
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
96,395 shares of Common Stock                                            June 1991                  797,167           1,265,185
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)(B)
225,395 shares of Common Stock                                           June 1992                1,067,353             601,503
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 1/31/98                                                                   0                   0
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                    $    10,198,968     $     6,966,017
                                                                                            ===============     ===============

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
June 30, 1997

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                                          Cost               Realized Loss           Return
Total from Liquidated Portfolio Investments                          $     6,265,683     $      (4,025,721)     $     2,239,962
                                                                     ===============     ==================     ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    16,464,651     $      (7,258,672)     $     9,205,979
                                                                     ===============     ==================     ===============


(A)  Public company

(B) On July 28, 1997, Targeted Genetics, Inc. extended the expiration date of its warrants from July 31, 1997 to January 31, 1998.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1997.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                         June 30,

                                                                           1997            1996          1997          1996
                                                                     ---------------  ------------  --------------  -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $       7,732   $        74,541   $      36,620   $     147,313
   Interest and dividend income from portfolio
      investments                                                        1,070                 -           1,995          10,771
                                                                 -------------   ---------------   -------------   -------------
   Totals                                                                8,802            74,541          38,615         158,084
                                                                 -------------   ---------------   -------------   -------------

   Expenses:
   Management fee                                                       36,696            58,298          79,146         125,413
   Professional fees                                                    14,507            31,967          33,510          56,300
   Mailing and printing                                                  4,780             5,122          12,694          11,881
   Insurance expense                                                    13,738            16,905          27,522          36,173
   Custodial fees                                                          393             1,037           1,512           2,230
   Independent General Partners' fees                                    2,500             3,627           5,000           7,377
   Miscellaneous                                                             -             1,212             250           3,214
                                                                 -------------   ---------------   -------------   -------------
   Totals                                                               72,614           118,168         159,634         242,588
                                                                 -------------   ---------------   -------------   -------------

NET INVESTMENT INCOME (LOSS)                                           (63,812)          (43,627)       (121,019)        (84,504)

Net change in unrealized depreciation
   of investments                                                     (580,697)       (1,715,801)       (680,373)       (511,277)
                                                                 -------------   ---------------   -------------   -------------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (644,509)  $    (1,759,428)  $    (801,392)  $    (595,781)
                                                                 =============   ===============   =============   =============



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30,



                                                                                                   1997              1996
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (121,019)   $       (84,504)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                              18,946             15,526
Increase (decrease) in payables                                                                      (17,731)            29,318
                                                                                              --------------    ---------------
Cash used for operating activities                                                                  (119,804)           (39,660)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                 (1,060,600)          (130,303)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                                     (3,012,100)                 -
                                                                                              --------------    ---------------

Decrease in cash and cash equivalents                                                             (4,192,504)          (169,963)
Cash and cash equivalents at beginning of period                                                   4,876,135          6,226,065
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      683,631    $     6,056,102
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Six Months Ended June 30, 1997



                                                             Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance at beginning of period                             $     83,238            $     8,240,583           $      8,323,821

Net increase in net assets resulting
from operations                                                  (8,014)                  (793,378)                  (801,392)
                                                           ------------            ---------------           ----------------

Balance at end of period                                   $     75,224            $     7,447,205           $      7,522,429
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $192 at June 30, 1997. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.2 million at June 30, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to June 30, 1997, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued



3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1997, the Partnership had a $3.8 million net loss from its venture capital investments, including $243,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $60,601 for the six month period ended June 30, 1997. Cumulative venture capital fees incurred from inception to June 30, 1997 totaled $942,000.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued


5.       Classification of Investments

As of June 30, 1997, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------            --------------               -----------
Common Stock                                         $      6,362,209            $    4,106,199                 54.59%
Preferred Stock                                             3,794,360                 2,838,618                 37.74%
Debt Securities                                                42,399                    21,200                  0.27%
                                                     ----------------            --------------              ---------
                                                     $     10,198,968            $    6,966,017                 92.60%
                                                     ================            ==============              =========

Country/Geographic Region
Eastern U.S.                                         $      3,119,593            $    1,523,912                 20.26%
Midwestern U.S.                                             2,022,609                 1,931,623                 25.68%
Western U.S.                                                3,834,413                 3,194,293                 42.46%
Southwestern U.S.                                           1,222,353                   316,189                  4.20%
                                                     ----------------            --------------             ----------
Total                                                $     10,198,968            $    6,966,017                 92.60%
                                                     ================            ==============             ==========

Industry
Biotechnology                                        $      5,788,061            $    4,596,024                 61.09%
Medical Devices                                             2,088,481                 2,111,266                 28.07%
Medical Services                                            2,322,426                   258,727                  3.44%
                                                     ----------------            --------------              ---------
                                                     $     10,198,968            $    6,966,017                 92.60%
                                                     ================            ==============              =========


* Percentage of net assets is based on fair value.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources

At June 30, 1997, the Partnership held $684,000 in cash and cash equivalents, consisting of $399,000 in short-term securities with maturities of less than one year and $285,000 in an interest-bearing cash account. The Partnership earned $8,000 and $37,000 of interest from such investments for the three and six months ended June 30, 1997, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment in such securities.

The Partnership made no new or follow-on investments during the three month period ended June 30, 1997. From its inception through June 30, 1997, the Partnership had invested an aggregate of $16.5 million (including acquisition costs and venture capital fees totaling $1,042,000), representing approximately 95% of the original $17.3 million of net proceeds received from the offering of Units.

Results of Operations

Investment Income and Expenses - For the three months ended June 30, 1997 and 1996, the Partnership had a net investment loss (interest and dividend income less operating expenses) of $64,000 and $44,000, respectively. The increase in net investment loss for the 1997 period compared to the same period in 1996 resulted from a $66,000 decrease in interest earned from short-term investments partially offset by a $46,000 decrease in operating expenses. The decrease in interest earned from short-term investments primarily resulted from a reduced amount of funds available for investment in such securities during the 1997 period. The reduced amount of cash invested in short-term securities during the 1997 period reflects the $3.0 million cash distribution paid to Partners in January 1997 and the $1.0 million investment in Abtox, Inc., a new portfolio investment, purchased in March 1997. The decrease in operating expenses primarily resulted from a $21,000 decrease in management fees, as discussed below, and a $17,000 reduction in professional fees for the 1997 period. Legal fees were higher during the 1996 period due to legal work relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996.

Net investment loss for the six months ended June 30, 1997 and 1996 was $121,000 and $85,000, respectively. The increase in net investment loss for the 1997 period includes a $110,000 decrease in interest from short-term investments, primarily resulting from a decrease in funds available for investment in such securities during the 1997 period, as discussed above. Interest income from portfolio investments also declined $9,000 due to a reduction of interest bearing securities held during the 1997 period compared to the same period in 1996. The $119,000 decrease in investment income was partially offset by an $83,000 decrease in operating expenses, primarily resulting from a $46,000 decrease in management fees, as discussed below, and a $23,000 reduction in professional fees for the 1997 period compared to the same period in 1996. As discussed above, 1996 professional fees included legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. Professional fees in 1996 also include certain adjustments to accrued audit and tax fees for the six months ended June 30, 1996.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of (1) the net assets of the Partnership or (2) the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and paid quarterly. The management fee for the three months ended June 30, 1997 and 1996 was $37,000 and $58,000, respectively. For the six months ended June 30, 1997 and 1996, the management fee was $79,000 and $125,000, respectively. The decrease in the management fee is due to a decrease in the Partnership's net asset value for the 1997 periods compared to the same periods in 1996. The reduced net asset value reflects the $3.0 million cash distribution accrued at December 31, 1996 and paid to Partners in January 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and dividend income from portfolio investments and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1997, the Partnership had a $680,000 net unrealized loss resulting from the net downward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments increased by $680,000 for the six month period.

For the six months  ended June 30,  1996,  the  Partnership  had a $511,000  net unrealized loss resulting from the net downward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments increased by $511,000 for the six month period.

Net Assets - At June 30, 1997, the Partnership's net assets were $7.5 million, reflecting a decrease of $801,000 from $8.3 million at December 31, 1996. This decrease resulted from the $680,000 net unrealized loss from investments and the $121,000 net investment loss for the six month period.

At June 30, 1996, the Partnership's net assets were $11.6 million, reflecting a decrease of $596,000 from $12.2 million at December 31, 1995. This decrease resulted from the $511,000 net unrealized loss from investments and the $85,000 net investment loss for the six month period.

The net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, at June 30, 1997 and December 31, 1996 was $192 and $213, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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



Date:    August 14, 1997