Form 10-Q
period 1997-09-30
WESTMED VENTURE PARTNERS 2 LP
filed 1997-11-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1997


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996

Schedule of Portfolio Investments as of September 30, 1997 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1997 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                        September 30,
                                                                                            1997              December 31,
                                                                                         (Unaudited)                 1996
ASSETS

Portfolio investments, at fair value (cost $10,071,696 at
   September 30, 1997 and $9,138,368 at December 31, 1996)                            $     7,945,342         $       6,585,790
Cash and cash equivalents                                                                     636,844                 4,876,135
Receivable from security sold                                                                 150,575                         -
Accrued interest receivable                                                                     4,764                     2,377
Other assets                                                                                   44,282                    29,710
                                                                                      ---------------         -----------------

TOTAL ASSETS                                                                          $     8,781,807         $      11,494,012
                                                                                      ===============         =================




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                             $             -         $       3,012,100
Accounts payable and accrued expenses                                                          94,489                   106,263
Due to Managing General Partner                                                                43,399                    41,828
Due to Independent General Partners                                                             7,500                    10,000
                                                                                      ---------------         -----------------
   Total liabilities                                                                          145,388                 3,170,191
                                                                                      ---------------         -----------------

Partners' Capital:
Managing General Partner                                                                       86,364                    83,238
Limited Partners (38,727 Units)                                                             8,550,055                 8,240,583
                                                                                      ---------------         -----------------
   Total Partners' capital                                                                  8,636,419                 8,323,821
                                                                                      ---------------         -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     8,781,807         $      11,494,012
                                                                                      ===============         =================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
September 30, 1997

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $     1,060,600     $     1,060,600
-------------------------------------------------------------------------------------------------------------------------------
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992                  962,009           1,240,547
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             410,400
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             575,597
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             501,915
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              18,807
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             520,722
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,895
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note                                                                          42,399              21,200
                                                                                            ---------------     ---------------
                                                                                                  1,222,353             316,189
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)(B)
81,395 shares of Common Stock                                            June 1991                  669,895           1,098,833
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353           1,225,698
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 1/31/98                                                                   0              12,633
                                                                                            ---------------     ---------------
                                                                                                  1,067,353           1,238,331
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                    $    10,071,696     $     7,945,342
                                                                                            ===============     ===============

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED) - continued
September 30, 1997

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(C)

                                                                          Cost               Realized Loss           Return
Totals from Liquidated Portfolio Investments                         $     6,392,955     $      (3,927,823)     $     2,465,132
                                                                     ===============     =================      ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    16,464,651     $      (6,054,177)     $    10,410,474
                                                                     ===============     =================      ===============


(A)  Public company

(B)  During the quarter ended  September 30, 1997, the  Partnership  sold 15,000
     common  shares  of  Synaptic   Pharmaceutical   Corporation  for  $225,170,
     realizing a gain of $97,898.

(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1997.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                      1997           1996             1997            1996
                                                                -------------    -------------   -------------    --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                        $        6,320     $     75,410   $      42,940    $     222,723
   Interest and dividend income from portfolio
     investments                                                        1,122          (19,596)          3,117           (8,825)
                                                               --------------     ------------   -------------    -------------
   Totals                                                               7,442           55,814          46,057          213,898
                                                               --------------     ------------   -------------    -------------

   Expenses:
   Management fee                                                      43,399           58,255         122,545          183,668
   Professional fees                                                   31,886           26,262          65,396           82,562
   Mailing and printing                                                 3,620            3,702          16,314           15,583
   Insurance expense                                                   15,915           15,512          43,437           51,685
   Custodial fees                                                         627            1,183           2,139            3,413
   Independent General Partners' fees                                   2,500            2,500           7,500            9,877
   Miscellaneous                                                            0              158             250            3,372
                                                               --------------     ------------   -------------    -------------
   Totals                                                              97,947          107,572         257,581          350,160
                                                               --------------     ------------   -------------    -------------

NET INVESTMENT LOSS                                                   (90,505)         (51,758)       (211,524)        (136,262)

Net realized gain (loss) from portfolio investments                    97,898       (1,025,168)         97,898       (1,025,168)
                                                               --------------     ------------   -------------        ---------

NET REALIZED GAIN (LOSS) FROM
   OPERATIONS                                                           7,393       (1,076,926)       (113,626)      (1,161,430)

Net change in unrealized appreciation or
   depreciation of investments                                      1,106,597        1,073,094         426,224          561,817
                                                               --------------     ------------   -------------    -------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS
   (allocable to Partners)                                     $    1,113,990     $     (3,832)  $     312,598    $    (599,613)
                                                               ==============     ============   =============    =============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30,



                                                                                                   1997              1996
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (211,524)   $      (136,262)
Adjustments to reconcile net investment loss to cash used for operating activities:
(Increase) decrease in accrued interest receivable and other assets                                  (16,959)             4,205
(Decrease) increase in accounts payable                                                              (12,703)            93,810
                                                                                              --------------    ---------------
Cash used for operating activities                                                                  (241,186)           (38,247)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Purchase of portfolio investments                                                                 (1,060,600)        (1,201,880)
Net proceeds from sale of portfolio investment                                                        74,595                  -
                                                                                              --------------    ---------------
Cash used for investing activities                                                                  (986,005)        (1,201,880)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
Cash distribution to Partners                                                                     (3,012,100)                 -
                                                                                              --------------    ---------------

Decrease in cash and cash equivalents                                                             (4,239,291)        (1,240,127)
Cash and cash equivalents at beginning of period                                                   4,876,135          6,226,065
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $      636,844    $     4,985,938
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
For the Nine Months Ended September 30, 1997



                                                            Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance at beginning of period                             $     83,238            $     8,240,583           $      8,323,821

Net increase in net assets resulting
from operations                                                   3,126                    309,472                    312,598
                                                           ------------            ---------------           ----------------

Balance at end of period                                   $     86,364            $     8,550,055(A)        $      8,636,419
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $221 at September 30, 1997. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

On July 22, 1997, CIBC Wood Gundy Securities Corp., the broker dealer subsidiary of the Canadian Imperial Bank of Commerce, entered into a definitive agreement to acquire Oppenheimer Holdings, Inc., the parent of OPCO. On November 3, 1997, the transaction was consummated and the new name of OPCO is CIBC Oppenheimer Corp. The limited partnership interest in the Managing General Partner that was previously held by Oppenheimer Holdings, Inc., is now held by CIBC Oppenheimer Corp.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.1 million at September 30, 1997, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1997, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued



3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1997, the Partnership had a $3.7 million net loss from its venture capital investments, including $244,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $60,601 for the nine month period ended September 30, 1997. Cumulative venture capital fees incurred from inception to September 30, 1997 totaled $942,000.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - continued

5.       Litigation

On January 17, 1996, WestMed Venture Partners 2, L.P., and Philippe Sommer, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman. A variety of other individuals and entities were named in that action as well (the "Action"). The plaintiffs in that action assert six causes of action against all defendants, including violations of the securities laws, and other common law claims, including fraudulent inducement, fraud, wrongful sequestrations, and civil conspiracy. All of those causes of action arise out of the Partnership's investment, with other venture capital funds, in Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in that action were the founders of Hepatix. The Action was subsequently removed to Federal District Court in Houston and the defendants, on October 15, 1996, moved to dismiss the action against WestMed Venture Partners 2, L.P. and Mr. Sommer. That motion is still pending. WestMed Venture Partners 2, L.P. and Mr. Sommer believe the allegations are without merit and intend to vigorously defend the matter.

6.       Classification of Investments

As of September 30, 1997, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------            --------------               -----------
Common Stock                                         $      6,234,937            $    5,085,524                 58.88%
Preferred Stock                                             3,794,360                 2,838,618                 32.87%
Debt Securities                                                42,399                    21,200                  0.24%
                                                     ----------------            --------------              ---------
                                                     $     10,071,696            $    7,945,342                 91.99%
                                                     ================            ==============              =========

Country/Geographic Region
Eastern U.S.                                         $      2,992,321            $    1,509,233                 17.47%
Midwestern U.S.                                             2,022,609                 2,301,147                 26.64%
Western U.S.                                                3,834,413                 3,818,773                 44.22%
Southwestern U.S.                                           1,222,353                   316,189                  3.66%
                                                     ----------------            --------------             ----------
Total                                                $     10,071,696            $    7,945,342                 91.99%
                                                     ================            ==============             ==========

Industry
Biotechnology                                        $      5,660,789            $    5,475,222                 63.39%
Medical Devices                                             2,088,481                 2,059,720                 23.85%
Medical Services                                            2,322,426                   410,400                  4.75%
                                                     ----------------            --------------              ---------
                                                     $     10,071,696            $    7,945,342                 91.99%
                                                     ================            ==============              =========

* Based on fair value as a percentage of net assets.

Item 2.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources
At September 30, 1997, the Partnership held $636,800 in cash and cash equivalents: $299,300 in short-term securities with maturities of less than one year and $337,500 in an interest-bearing cash account. The Partnership earned $6,300 and $42,900 of interest from its short-term investments for the three and nine months ended September 30, 1997, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

During the quarter ended September 30, 1997, the Partnership sold 15,000 common shares of Synaptic Pharmaceutical Corporation for $225,200, of which $150,600 was a receivable at September 30, 1997 and collected subsequent to the end of the quarter.

The Partnership made no new or follow-on investments during the three month period ended September 30, 1997. From its inception through September 30, 1997, the Partnership had invested an aggregate of $16.5 million (including acquisition costs and venture capital fees totaling $1,041,500), representing approximately 95% of the original $17.3 million of net proceeds to the Partnership.

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership had a net realized gain from operations of $7,400 and a net realized loss from operations of and $113,600, respectively. For the three and nine months ended September 30, 1996, the Partnership had a net realized loss from operations of $1.1 million and $1.2 million, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest, dividends and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1997, the Partnership had a $97,900 net realized gain from its portfolio investments resulting from the sale in August and September 1997, of 15,000 shares of Synaptic Pharmaceutical Corporation common stock in the public market for $225,200.

For the three and nine months ended September 30, 1996, the Partnership had a $1.0 million net realized loss from its portfolio investments. In September 1996, Hepatix, Inc. completed a post-bankruptcy financing and recapitalization. As a result, the Partnership wrote-off its $1,025,000 investment in the company's common stock.

Investment Income and Expenses - For the three months ended September 30, 1997 and 1996, the Partnership had a net investment loss (investment income less operating expenses) of $90,500 and $51,800, respectively. The increase in net investment loss for the 1997 period compared to the same period in 1996 resulted from a $48,400 decrease in investment income partially offset by a $9,600 decrease in operating expenses. The decrease in investment income primarily resulted from a decrease in interest earned from short-term investments due to a reduced amount of funds available for investment in such securities during the 1997 period compared to the same period in 1996. Amounts invested in short-term investments declined during the 1997 period primarily due to the $3.0 million cash distribution paid to Partners in January 1997 and the $1.1 million investment in Abtox, Inc. completed in March 1997. Partially offsetting the decrease in interest from short-term investments was an increase in interest and dividend income from portfolio investments for the 1997 period due mainly to the write-off, during 1996, of accrued interest relating to promissory notes due from Hepatix, Inc. The decrease in operating expenses primarily resulted from a decrease in the management fee, as discussed below.

Net investment loss for the nine months ended September 30, 1997 and 1996 was $211,500 and $136,300, respectively. The increase in net investment loss for the 1997 period includes a $179,800 decrease in interest from short-term investments, primarily resulting from a decrease in funds available for investment in such securities during the 1997 period, as discussed above. Partially offsetting this increase was an $11,900 increase in income from portfolio investments primarily due to the write-off of Hepatix accrued interest, also discussed above. The $167,900 decrease in investment income was partially offset by a $92,600 decrease in operating expenses, primarily resulting from a $61,100 decrease in the management fee, as discussed below, and a $17,200 reduction in professional fees for the 1997 period compared to the same period in 1996. Professional fees for the 1996 period include legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996. Professional fees for the 1996 period also include increased outside accounting fees due to certain adjustments to accrued audit and tax fees for the 1996 period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of (1) the net assets of the Partnership or (2) the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and paid quarterly. The management fee for the three months ended September 30, 1997 and 1996 was $43,400 and $58,200, respectively. For the nine months ended September 30, 1997 and 1996, the management fee was $122,500 and $183,600, respectively. The reduced management fee is due to a decrease in the Partnership's net asset value for the 1997 periods compared to the same periods in 1996, primarily due to the $3.0 million cash distribution paid to Partners in January 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest earned from short-term investments, interest and dividend income form portfolio investments, and proceeds received from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the nine months ended September 30, 1997, the Partnership recorded a $495,800 net unrealized gain resulting from the net upward revaluation of its publicly-traded portfolio investments. Additionally, $69,600 of unrealized gain was transferred to realized gain due to the sale of 15,000 common shares of Synaptic Pharmaceutical, as discussed above. As a result, the Partnership had a $426,200 increase in net unrealized appreciation of investments for the nine month period.

For the nine months ended September 30, 1996, the Partnership recorded a $463,400 net unrealized loss, resulting from the net downward revaluation of its portfolio investments. Additionally, $1,025,200 of unrealized loss was transferred to realized loss due to the partial write-off of the Partnership's investment in Hepatix, as discussed above. As a result, the Partnership had a $561,800 increase in net unrealized appreciation of investments for the nine month period.

Net Assets - For the nine months ended September 30, 1997, the Partnership had a $312,600 net increase in net assets from operations, comprised of the $426,200 increase in unrealized appreciation of investments exceeding the $113,600 net realized loss from operations for the period. As a result, the Partnership's net assets increased to $8.6 million at September 30, 1997 from $8.3 million at December 31, 1996.

For the nine months ended September 30, 1996, the Partnership had a $599,600 net decrease in net assets from operations, comprised of the $561,800 increase in unrealized appreciation of investments offset by the $1,161,400 net realized loss from operations for the period. As a result, the Partnership's net assets decreased to $11.5 million at September 30, 1996 from $12.1 million at December 31, 1995.

The net asset value per $500 Unit, including an allocation of the net unrealized depreciation of investments was $221 and $213 at September 30, 1997 and December 31, 1996, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On January 17, 1996, WestMed Venture Partners 2, L.P., and Philippe Sommer, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman. A variety of other individuals and entities were named in that action as well (the "Action"). The plaintiffs in that action assert six causes of action against all defendants, including violations of the securities laws, and other common law claims, including fraudulent inducement, fraud, wrongful sequestrations, and civil conspiracy. All of those causes of action arise out of the Partnership's investment, with other venture capital funds, in Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in that action were the founders of Hepatix. The Action was subsequently removed to Federal District Court in Houston and the defendants, on October 15, 1996, moved to dismiss the action against WestMed Venture Partners 2, L.P. and Mr. Sommer. That motion is still pending. WestMed Venture Partners 2, L.P. and Mr. Sommer believe the allegations are without merit and intend to vigorously defend the matter.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

A special meeting (the "Meeting") of the Limited Partners of the Partnership was held on September 30, 1997. The Meeting was held for the following purposes: (i) to approve or disapprove a new management agreement between the Managing General Partner and the Partnership ("Proposal 1") and (ii) to approve or disapprove a new sub-management agreement between the Managing General Partner and the Sub-Manager ("Proposal 2"). The number of votes cast for, against and withheld for Proposal 1 was 18,617, 1,473 and 1,304, respectively. The number of votes cast for, against and withheld for Proposal 2 was 18,420, 1,644 and 1,330, respectively.

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



Date:         November 14, 1997