Form 10-K
period 1997-12-31
WESTMED VENTURE PARTNERS 2 LP
filed 1998-03-31
CIK 831883

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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

CIBC Oppenheimer Tower, World Financial Center
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 16, 1998, 38,727 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

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

The  general   partners  of  the  Partnership   include  two  individuals   (the
"Independent  General  Partners")  and WestMed  Venture  Management  2, L.P.,  a
Delaware limited partnership (the "Managing General Partner"), the general partner of which is Medical Venture Holdings, Inc. ("MVH"), a Delaware corporation and an affiliate of CIBC Oppenheimer Corp., a Delaware corporation ("Opco").

The Partnership publicly offered 60,000 units of limited partnership interest (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form N-2 (File No. 33-21281) which was declared effective on August 5, 1988. The Partnership held its initial and final closings on September 1, 1988 and October 1, 1989, respectively, and terminated the offering on February 15, 1990. As a result of the public offering, the Partnership accepted subscriptions for a total of 38,727 Units. Gross capital contributions to the Partnership in connection therewith totaled $19,559,091, including $19,363,500 from the limited partners (the "Limited Partners" and collectively with the Managing General Partner, the "Partners") and $195,591 from the Managing General Partner.

The Venture Capital Investments

From its inception through December 31, 1997, the Partnership had invested $16.7 million in eleven portfolio companies (including venture capital fees and other acquisition costs totaling $1.05 million). At December 31, 1997, the Partnership's investment portfolio consisted of nine active investments with a cost of $10.1 million and a fair value of $6.8 million. From its inception through December 31, 1997, the Partnership had liquidated investments with an aggregate cost of $6.6 million. These liquidated investments returned $2.8 million to the Partnership resulting in a cumulative net realized loss of $3.8 million. Additionally, from its inception to December 31, 1997, the Partnership earned $248,000 of interest and other income from its portfolio investments. As a result, as of December 31, 1997, the Partnership had a cumulative net loss from its venture capital investments totaling $3.6 million.

During 1997, the Partnership invested $1.1 million in a new portfolio company, and made a follow-on investment of $189,000 in one of its existing portfolio companies. Also during the year, the Partnership partially liquidated two of its publicly-traded portfolio securities, having an aggregate cost of $330,000. The venture capital investments purchased and sold during 1997 and other events affecting the Partnership's portfolio investments are listed below.
      In March 1997, the Partnership completed a $999,999 investment in Abtox, Inc., acquiring 454,545 shares of Series F Preferred Stock. Abtox, located in Illinois, manufacturers and markets a proprietary line of plasma sterilizers used by hospitals. The Partnership paid the Managing General Partner a venture capital fee of $60,601 in connection with this investment.

      In October 1997, the Partnership made a $178,095 follow-on investment in Hepatix, Inc., acquiring a 9.5% promissory note and a warrant to purchase an additional 26,714 shares of Hepatix's common stock at $1.60 per share. The Partnership paid the Managing General Partner a venture capital fee of $10,793 in connection with this investment.

      In December 1997, the Partnership sold 20,000 common shares of Gliatech, Inc. for $257,276, realizing a gain of $96,696.

      During 1997, the Partnership sold 20,000 common shares of Synaptic Pharmaceutical Corporation for $300,200, realizing a gain of $130,503.

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

Item 3.       Legal Proceedings.

On June 5, 1996, the Partnership and Philippe L. Sommer, among others, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman (the "Action"). The plaintiffs in the Action assert certain causes of action against all defendants, including violations of the securities laws, fraud, fraudulent inducement, civil conspiracy and wrongful sequestration. All of the aforesaid causes of action arise out of the Partnership's investment, with other venture capital funds, in Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in the Action are two of the original founders of Hepatix. The Action was subsequently removed to Federal District Court in Houston and on October 15, 1996 a motion was made to dismiss the Action against the Partnership and Mr. Sommer.

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involve allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

Item 4.       Submission of Matters to a Vote of Security Holders.

A special meeting (the "Meeting") of Limited Partners of the Partnership was held on September 30, 1997. The Meeting was held for the following purposes: (i) to approve or disapprove a new management agreement between the Managing General Partner and the Partnership and (ii) to approve or disapprove a new sub-management agreement between the Managing General Partner and Alsacia
Venture Management, Inc. (the "Sub-Manager"). At the Meeting, both such proposals were approved.

                                    Affirmative               Negative
                                       Votes                     Votes                    Abstentions

Proposal 1                             18,617                     1,473                     1,304
Proposal 2                             18,420                     1,644                     1,330

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Partnership's Units and it is not anticipated that any public market for the Units will develop. The approximate number of individual holders of Units as of March 16, 1998 was 3,554.

In November 1996, the General Partner approved a cash distribution to Partners totaling $3,012,100. Such distribution was paid on January 21, 1997. Limited Partners of record on December 31, 1996 received $2,981,979, or $77 per Unit, and the Managing General Partner received $30,121. There were no distributions approved for the years ended December 31, 1997 or 1995. Cumulative cash distributions paid to Partners from inception through December 31, 1997 total $3,289,717, including $3,256,820 to the Limited Partners, or approximately $84 per Unit, and $32,897 to the Managing General Partner.

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

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)

                                                                           Years Ended December 31,

                                                           1997           1996            1995           1994           1993
                                                       -----------     -----------    -----------    -----------    --------
Total assets                                           $     7,724     $    11,494    $    12,324    $    13,252    $    13,555

Net assets                                                   7,611           8,324         12,192         13,145         13,432

Cost of portfolio investments purchased                      1,249           1,202            688          1,384          1,068

Cumulative cost of portfolio investments                    16,654          15,404         14,202         13,514         12,131

Cash distributions to Partners                                   -           3,012              -              -              -

Cumulative cash distributions to Partners                    3,290           3,290            278            278            278

Net investment loss                                           (264)           (190)           (63)           (88)          (125)

Realized gain (loss) on investments                            227          (1,025)           (91)             -            111

Change in unrealized depreciation of
investments                                                   (677)            359           (800)          (198)        (1,325)

Change in net assets resulting from operations                (714)           (856)          (953)          (286)        (1,339)

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
depreciation of investments                                 $  195         $   213        $   312         $  336        $   343

Net investment loss                                             (7)             (5)            (2)            (2)            (3)

Net realized gain (loss) on investments                          6             (26)            (2)             -              3

Change in unrealized depreciation of
investments                                                    (17)              9            (20)            (5)           (34)

Cash distributions                                               -              77              -              -              -

Cumulative cash distributions                                   84              84              7              7              7

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

Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations.

Liquidity and Capital Resources
During the year ended December 31, 1997, the Partnership invested $1.2 million (including venture capital fees totaling $71,000) in one new and one existing portfolio company. From its inception through December 31, 1997, the Partnership had invested an aggregate of $16.7 million in eleven portfolio companies (including acquisition costs and venture capital fees totaling $1.05 million). At December 31, 1997, the Partnership had invested approximately 96% of its original $17.3 million of net proceeds received from the offering of Units. The Partnership will not invest in any new portfolio companies but will make additional follow-on investments in existing companies as required.

At December 31, 1997, the Partnership held $593,000 in cash and short-term investments, including $296,000 in short-term securities with maturities of less than one year and $297,000 in an interest-bearing cash account. The Partnership earned interest totaling $49,000, $283,000, and $375,000 from such investments for the years ended December 31, 1997, 1996 and 1995, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts invested in such securities.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations
For the years ended December 31, 1997, 1996 and 1995, the Partnership had a net realized loss from operations of $36,000, $1,215,000 and $153,000, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest, dividends and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1997, the Partnership had a $227,000 net realized gain from its portfolio investments. During the year, the Partnership sold 20,000 common shares of Synaptic Pharmaceutical Corporation for $300,200, realizing a gain of $131,000 and 20,000 common shares of Gliatech, Inc. for $257,276, realizing a gain of $97,000.

For the year ended December 31, 1996, the Partnership had a $1,025,000 net realized loss from its portfolio investments. In September 1996, Hepatix, Inc. completed a post-bankruptcy financing and recapitalization, resulting in the write-off of the Partnership's $1,025,000 investment in Hepatix's old common stock.

For the year ended December 31, 1995, the Partnership had a $91,000 realized loss from its portfolio investments, resulting from the write-off of acquisition costs and venture capital fees relating to its investment in Hepatix.

Investment Income and Expenses - For the years ended December 31, 1997, 1996 and 1995, the Partnership had a net investment loss of $264,000, $190,000 and $63,000, respectively.

The $74,000 increase in net investment loss for 1997 compared to 1996 resulted from a $219,000 decline in investment income offset by a $146,000 reduction in operating expenses for 1997. The decrease in investment income primarily resulted from a decrease in interest earned from short-term investments due to the reduced amount of funds invested in such securities during the 1997 period compared to the same period in 1996. Amounts invested in short-term investments declined during the 1997 period primarily due to the $3.0 million cash distribution paid to Partners in January 1997 and the $1.2 million of investments made in new and follow-on portfolio companies during the year. Partially offsetting the decrease in interest from short-term investments was a $15,000 positive variance in interest and dividend income from portfolio investments for the 1997 period compared to 1996, primarily due to the write-off, during 1996, of accrued interest relating to promissory notes due from Hepatix, Inc. The decrease in operating expenses for 1997 primarily resulted from a $65,000 decrease in the management fee, as discussed below, and a $50,000 decrease in professional fees, compared to the same period in 1996. Professional fees for the 1996 period, also discussed below, include legal fees incurred in connection with the preparation of a Special Meeting of Limited Partners held in 1996.

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

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the years ended December 31, 1997, 1996 and 1995 the management fee was $160,000, $225,000 and $260,000, respectively. The reduced management fee for the 1997 and 1996 periods is due to a decrease in the Partnership's net asset value during each such period. The decline in the management fee for 1997 compared to 1996 primarily is the result of the cash distribution paid to Partners, which reduced net assets by $3 million in January 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 1997, the Partnership had a $543,000 net unrealized loss, resulting from the net downward revaluation of its portfolio investments. Additionally, $134,000 was transferred from unrealized gain to realized gain relating to the sale of Synaptic and Gliatech, as discussed above. As a result, net unrealized depreciation of investments increased $677,000 for 1997.

For the year ended December 31, 1996, the Partnership had a $666,000 net unrealized loss, resulting from the net downward revaluation of its portfolio investments. Additionally, $1,025,000 was transferred from unrealized loss to realized loss relating to the partial write-off of the Partnership's investment in Hepatix, as discussed above. As a result, net unrealized depreciation of investments decreased $359,000 for 1996.

For the year ended December 31, 1995, the Partnership had an $800,000 net unrealized loss from its portfolio investments resulting from a $1.5 million downward revaluation of Hepatix, which was partially offset by a $712,000 net upward revaluation of the Partnership's publicly-held securities. As a result, net unrealized depreciation of investments increased by $800,000 for 1995.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

For the year ended December 31, 1997, the Partnership had a $713,000 net decrease in net assets from operations, comprised of the $36,000 net realized loss from operations and the $677,000 increase in net unrealized depreciation of investments for 1997. As a result, the Partnership's net assets were $7.6 million at December 31, 1997, down from $8.3 million at December 31, 1996.

For the year ended December 31, 1996, the Partnership had an $856,000 net decrease in net assets from operations, comprised of the $1.2 million net realized loss from operations offset by the $359,000 decrease in net unrealized depreciation of investments for 1996. The Partnership's net assets were further reduced by the $3.0 million accrued cash distribution to Partners, which was approved in November 1996. As a result, the Partnership's net assets were $8.3 million at December 31, 1996, down from $12.2 million at December 31, 1995.

The Partnership had a $953,000 decrease in net assets from operations for the year ended December 31, 1995, resulting from the $153,000 net realized loss from operations and the $800,000 increase in net unrealized depreciation of investments for 1995. As a result, the Partnership's net assets were $12.2 million at December 31, 1995, down from $13.1 million at December 31, 1994.

The net asset value per $500 Unit, including an allocation of the net unrealized depreciation of investments, at December 31, 1997, 1996 and 1995 was $195, $213 and $312, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 8.       Financial Statements and Supplementary Data.


                        WESTMED VENTURE PARTNERS 2, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1997 and 1996

Schedule of Portfolio Investments as of December 31, 1997

Schedule of Portfolio Investments as of December 31, 1996

Statements of Operations for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

Statements of Changes in Partners' Capital for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT



WestMed Venture Partners 2, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners 2, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1997 and 1996 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners 2, L.P. at December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $3,049,800 and $3,317,907 at December 31, 1997 and 1996, respectively, representing 40% and 40% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
February 20, 1998

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1997                1996
                                                                                            ---------------    ----------
ASSETS

Portfolio investments at fair value (cost $10,057,579 at
   December 31, 1997 and $9,138,368 at December 31, 1996)                                   $     6,828,199    $      6,585,790
Cash and cash equivalents                                                                           593,258           4,876,135
Receivable from security sold                                                                       257,276                   -
Accrued interest receivable                                                                           8,989               2,377
Prepaid expenses                                                                                     36,722              29,710
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     7,724,444    $     11,494,012
                                                                                            ===============    ================





LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                   $             -    $      3,012,100
Accounts payable and accrued expenses                                                                55,130             106,263
Due to Managing General Partner                                                                      48,733              41,828
Due to Independent General Partners                                                                  10,000              10,000
                                                                                            ---------------    ----------------
   Total liabilities                                                                                113,863           3,170,191
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                             76,106              83,238
Limited Partners (38,727 Units)                                                                   7,534,475           8,240,583
                                                                                            ---------------    ----------------
   Total Partners' capital                                                                        7,610,581           8,323,821
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     7,724,444    $     11,494,012
                                                                                            ===============    ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1997

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.(B)
454,545 shares of Preferred Stock                                        Mar. 1997          $     1,060,600     $     1,060,600
-------------------------------------------------------------------------------------------------------------------------------
Gliatech, Inc.(A)(C)
104,210 shares of Common Stock                                           Feb. 1992                  801,429           1,068,153
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*(D)
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
$178,095 9.5% Promissory Note                                                                       188,888             188,888
Warrant to purchase 26,714 shares of Common Stock
   at $1.60 per share, expiring 10/30/00                                                                  0                   0
                                                                                            ---------------     ---------------
                                                                                                  1,747,069           1,673,011
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             383,761
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             438,141
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             445,499
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              20,387
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             465,886
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,895
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note                                                                          42,399              21,200
                                                                                            ---------------     ---------------
                                                                                                  1,222,353             316,189
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)(E)
76,395 shares of Common Stock                                            June 1991                  627,470             830,796
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)(F)
225,395 shares of Common Stock                                           June 1992                1,067,353             591,662
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 1/31/98                                                                   0                   0
                                                                                            ---------------     ---------------
                                                                                                  1,067,353             591,662
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                    $    10,057,579     $     6,828,199
                                                                                            ===============     ===============

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1997

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(G)

                                                                          Cost               Realized Loss           Return
Totals from Liquidated Portfolio Investments                         $     6,595,960     $      (3,798,522)     $     2,797,438
                                                                     ===============     =================      ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    16,653,539     $      (7,027,902)     $     9,625,637
                                                                     ===============     =================      ===============


(A)  Public company

(B) In March 1997, the Partnership completed a $999,999 investment in Abtox, Inc., acquiring 454,545 shares of Series F Preferred Stock. The Partnership paid the Managing General Partner a venture capital fee of $60,601 in connection with this investment.

(C) In December 1997, the Partnership sold 20,000 common shares of Gliatech, Inc. for $257,276, realizing a gain of $96,696.

(D) In October 1997, the Partnership made a $178,095 follow-on investment in Hepatix, Inc., acquiring a 9.5% promissory note and a warrant to purchase 26,714 shares of common stock at $1.60 per share. The Partnership paid the Managing General Partner a venture capital fee of $10,793 in connection with this investment.

(E) During 1997, the Partnership sold 20,000 common shares of Synaptic Pharmaceutical Corporation for $300,200, realizing a gain of $130,503.

(F) On July 28, 1997, Targeted Genetics, Inc. extended the expiration date of a warrant issued to the Partnership from July 31, 1997 to January 31, 1998. Such warrant expired unexercised on that date.

(G)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1997.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1996

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Gliatech, Inc.(A)
124,210 shares of Common Stock                                           Feb. 1992           $      962,009     $       799,471
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             292,372
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             945,010
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             587,253
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              18,348
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0               2,006
                                                                                             --------------     ---------------
                                                                                                    678,579             607,607
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,894
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note due 10/7/97                                                              42,399              21,200
                                                                                             --------------     ---------------
                                                                                                  1,222,353             316,188
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
96,395 shares of Common Stock                                            June 1991                  797,167           1,156,740
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             984,279
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 7/31/97                                                                   0                   0
                                                                                             --------------     ---------------
                                                                                                  1,067,353             984,279
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                     $    9,138,368     $     6,585,790
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

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1997             1996               1995
                                                                            -------------     --------------    ---------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                     $      49,199     $      283,323    $       375,163
   Interest and dividend income from portfolio investments                          7,129             (7,819)            13,311
                                                                            -------------     --------------    ---------------
     Total investment income                                                       56,328            275,504            388,474
                                                                            -------------     --------------    ---------------

   Expenses:
   Management fee                                                                 160,485            225,496            260,417
   Professional fees                                                               66,797            116,596             74,235
   Mailing and printing                                                            21,617             39,066             30,741
   Insurance expense                                                               58,152             64,188             62,050
   Custodial fees                                                                   2,664              4,488              6,592
   Independent General Partners' fees                                              10,000             12,377             15,000
   Miscellaneous                                                                      250              3,372              2,079
                                                                            -------------     --------------    ---------------
     Total investment expenses                                                    319,965            465,583            451,114
                                                                            -------------     --------------    ---------------

NET INVESTMENT LOSS                                                              (263,637)          (190,079)           (62,640)

Net realized gain (loss) from investments                                         227,199         (1,025,168)           (90,696)
                                                                            -------------     --------------    ---------------

NET REALIZED LOSS FROM OPERATIONS                                                 (36,438)        (1,215,247)          (153,336)

Net change in unrealized depreciation of investments                             (676,802)           358,875           (799,700)
                                                                            -------------     --------------    ---------------

NET DECREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                          $    (713,240)    $     (856,372)   $      (953,036)
                                                                            =============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                1997              1996               1995
                                                                           --------------     --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                        $     (263,637)    $     (190,079)   $       (62,640)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable
   and other assets                                                               (13,624)            16,135            (19,335)
(Decrease) increase in payables                                                   (44,228)            25,894             25,992
                                                                           --------------     --------------    ---------------
Cash used for operating activities                                               (321,489)          (148,050)           (55,983)
                                                                           --------------     --------------    ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                       300,200                  -                  -
Cost of portfolio investments purchased                                        (1,249,488)        (1,201,880)          (687,801)
                                                                           --------------     --------------    ---------------
Cash used for investing activities                                               (949,288)        (1,201,880)          (687,801)
                                                                           --------------     --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                             (3,012,100)                 -                  -
                                                                           --------------     --------------    ---------------

Decrease in cash and cash equivalents                                          (4,282,877)        (1,349,930)          (743,784)
Cash and cash equivalents at beginning of year                                  4,876,135          6,226,065          6,969,849
                                                                           --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                                 $      593,258     $    4,876,135    $     6,226,065
                                                                           ==============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1995, 1996 and 1997


                                                            Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance at December 31, 1994                              $     131,453            $    13,013,876            $     13,145,329

Net decrease in net assets resulting
     from operations                                             (9,530)                  (943,506)                   (953,036)
                                                          -------------            ---------------            ----------------

Balance at December 31, 1995                                    121,923                 12,070,370(A)               12,192,293

Net decrease in net assets resulting
     from operations                                             (8,564)                  (847,808)                   (856,372)

Accrued cash distribution, paid
     January 31, 1997                                           (30,121)                (2,981,979)                 (3,012,100)
                                                          --------------           ---------------            ----------------

Balance at December 31, 1996                                     83,238                  8,240,583(A)                8,323,821

Net decrease in net assets resulting
     from operations                                             (7,132)                  (706,108)                   (713,240)
                                                          -------------            ---------------            ----------------

Balance at December 31, 1997                              $      76,106            $     7,534,475(A)         $      7,610,581
                                                          =============            ===============            ================


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized depreciation of investments, is $195, $213 and $312 at December 31, 1997, 1996 and 1995, respectively. Such per Unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

     The general partners of the Partnership include two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management 2, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco") (formerly Oppenheimer & Co., Inc.). Opco is the successor corporation to Oppenheimer & Co., Inc., following the acquisition and subsequent merger of Oppenheimer & Co., Inc. and CIBC Wood Gundy Corp. in November 1997. Opco is a subsidiary of Canadian Imperial Bank of Commerce. The limited partners of the Managing General Partner are Opco, MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, serves as the sub-manager of the Partnership pursuant to a sub-management agreement between the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General Partner to assist the Managing General Partner in the performance of certain of its duties to the Partnership.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.2 million at December 31, 1997, which was recorded for financial statement purposes, was not recognized for tax purposes. Additionally, from inception to December 31, 1997, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1997, the Partnership had a $3.6 million net realized loss from its venture capital investments, including $248,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $71,394 for the year ended December 31, 1997. Cumulative venture capital fees incurred from inception to December 31, 1997 totaled $953,000.

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

5.     Cash Distributions

On January 31, 1997, the Partnership made a cash distribution to Limited Partners of record on December 31, 1996, totaling $3,012,100. Limited Partners received $2,981,979, or $77 per Unit, and the General Partner received $30,121. Cumulative cash distributions paid to Partners from inception through December 31, 1997, total $3,256,820 to the Limited Partners, or approximately $84 per $500 Unit, and $32,897 to the General Partner.

6.       Litigation

On June 5, 1996, the Partnership and Philippe L. Sommer, among others, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman (the "Action"). The plaintiffs in the Action

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

assert certain causes of action against all defendants, including violations of the securities laws, fraud, fraudulent inducement, civil conspiracy and wrongful sequestration. All of the aforesaid causes of action arise out of the Partnership's investment, with other venture capital funds, in Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in the Action are two of the original founders of Hepatix. The Action was subsequently removed to Federal District Court in Houston and on October 15, 1996 a motion was made to dismiss the Action against the Partnership and Mr. Sommer.

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involve allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

7.       Classification of Investments

As of December 31, 1997, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      6,031,932           $     3,779,493                 49.66%
Preferred Stock                                             3,794,360                 2,838,618                 37.30%
Debt Securities                                               231,287                   210,088                  2.76%
                                                     ----------------           ---------------                -------
Total                                                $     10,057,579           $     6,828,199                 89.72%
                                                     ================           ===============                 ======

Country/Geographic Region
Eastern U.S.                                         $      2,949,896           $     1,214,557                 15.96%
Midwestern U.S.                                             1,862,029                 2,128,753                 27.97%
Western U.S.                                                4,023,301                 3,168,700                 41.64%
Southwestern U.S.                                           1,222,353                   316,189                  4.15%
                                                     ----------------           ---------------                -------
Total                                                $     10,057,579           $     6,828,199                 89.72%
                                                     ================           ===============                 ======

Industry
Biotechnology                                        $      5,457,784           $     4,333,286                 56.94%
Medical Devices                                             2,277,369                 2,111,152                 27.74%
Medical Services                                            2,322,426                   383,761                  5.04%
                                                     ----------------           ---------------                -------
                                                     $     10,057,579           $     6,828,199                 89.72%
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

Presented below is information concerning the Independent General Partners of the Partnership as of March 16, 1998:

Thomas E. White, Age 64, Independent General Partner since 1987
260 Barnard Road
Larchmont, New York  10538
     Mr. White is an attorney in private practice in New York. He is also an independent general partner of WestMed Venture Partners, L.P. ("WVP"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 58, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation ("VLI") from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of three privately-held medical device companies and one public company. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

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

The general partner of the Managing General Partner is MVH, a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco") (formerly Oppenheimer & Co., Inc.). The limited partners of the Managing General Partner are (i) Opco, (ii) MVP Holdings, Inc. ("MVP"), a Delaware corporation, and (iii) BSW, Inc. ("BSW"), a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler, the individuals originally responsible for the Partnership's venture capital investments.

     In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Philippe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees are incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager. Presented below is information as of March 16, 1998 concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Mr. McGrath has been a director and/or officer of MVH since June 1990. Mr. Rothstein and Ms. Fusco have been officers of MVH since April 1996 and June 1996, respectively. The address of each such person is CIBC Oppenheimer Tower, World Financial Center, New York, New York 10281.

Stephen M. McGrath, Sr., Age 62, Vice President and Director
     Mr. McGrath has been a Managing Director of Opco since the merger of Opco in November 1997. Prior to the merger, he was the Executive Vice President of Opco and director of its Investment Banking Group since July 1985. He also served as President of Oppenheimer Strategic Investments, Inc. between May 1983 and April 1985. Mr. McGrath was Senior Vice President of Planning and Development at Warner- Lambert until 1985 and has been a director of Alliance Pharmaceutical Corp. since June 1989 and of Petro Corp. since 1992. He also serves as an executive officer and director of certain current and/or former affiliates of Opco.

Gerald A. Rothstein, Age 55, Vice President
     Mr. Rothstein has been a Managing Director of Opco since 1983. He is primarily responsible for Opco's private equity efforts and focuses upon the emerging markets of Latin America and India. Mr. Rothstein is a member and chairperson of Opco's Commitment committee and also, a member of Opco's Due Diligence committee.

Ann O. Fusco, Age 43, Vice President
     Ms. Fusco has been Director of Opco since the merger of Opco in November 1997. Prior to the merger, she was Vice President of Oppenheimer Properties, Inc. since July 1986 and has been employed by Opco since April 1984. In June 1996 Ms. Fusco became Vice President of MVH. Ms. Fusco is a Certified Public Accountant in the state of New York.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH or the Sub-Manager. MVH is owned 100% by Opco.

The Sub-Manager

The Sub-Manager is wholly-owned by Philippe L. Sommer. Presented below is information concerning Mr. Sommer as of March 16, 1998.

Philippe L. Sommer, Age 46, Sole Director, Officer and Stockholder
     Mr. Sommer is a Managing Director of BSW, Inc. and a member of the Board of Directors of BSW and two portfolio companies of the Partnership, Hepatix, Inc. and Sennes Drug Innovations, Inc. He has been involved in health-care industry management for the past 18 years. From June 1990 until July 1996, Mr. Sommer served as an Executive Vice President and a Managing Director of MVH. He was a Managing Director of MVP Holdings, Inc. from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for Pfizer Hospital Products Group ("HPG") and in such capacity was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions, and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

Item 11.      Executive Compensation.

Each Independent General Partner receives an annual fee from the Partnership of $5,000 together with all out-of-pocket expenses relating to attendance at meetings of the General Partners.

     For the years ended December 31, 1997, 1996 and 1995, the Managing General Partner was allocated $7,000, $9,000 and $10,000 of the Partnership's net decrease in net assets from operations for each of the respective periods.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. Market for Registrant's Common Equity and Related Stockholder Matters is incorporated herein by reference.

Pursuant to a management agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1997, 1996 and 1995, the Managing General Partner received management fees of $160,000, $225,000, and $260,000, respectively.

     In June 1996, the Managing General Partner engaged Alsacia Venture Management, Inc. (the "Sub-Manager") to assist the Managing General Partner in the performance of its duties to the Partnership. The Sub-Manager is controlled by Philippe L. Sommer. The compensation of the Sub-Manager is paid directly by the Managing General Partner. No additional management fees are incurred by the Partnership as a result of the Managing General Partner's relationship with the Sub-Manager.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investments. For the years ended December 31, 1997, 1996 and 1995, the Managing General Partner received venture capital fees of $71,000, $69,000 and $39,000, respectively.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 16, 1998, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH and the Sub-Manager do not own any Units.

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

              Independent Auditors' Report

              Balance Sheets as of December 31, 1997 and 1996

              Schedule of Portfolio Investments as of December 31, 1997

              Schedule of Portfolio Investments as of December 31, 1996

              Statements of Operations for the years ended December 31, 1997,
               1996 and 1995

              Statements of Cash Flows for the years ended December 31, 1997,
               1996 and 1995

              Statements of Changes in Partners' Capital for the years ended
               December 31, 1995, 1996 and 1997

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

              3.2 Amendment to Amended and Restated Certificate of Limited Partnership(3)

              3.3     Partnership Agreement(1)

              3.4     Amendment No. 1 to the Partnership Agreement(2)

              4    Articles Five through Eleven of the Partnership Agreement(1)

              10.1 Management Agreement dated as of September 30, 1997 between the Partnership and the Managing General Partner(4)

              10.2 Sub-Management agreement dated as of September 30, 1997 among the Partnership, the Managing General
                    Partner and the Sub-Manager(5)

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

(4) Filed as Exhibit A to the Partnership's proxy statement dated August 29, 1997 and incorporated herein by reference.

(5) Filed as Annex I to the Partnership's proxy statement dated August 29, 1997 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.

WESTMED VENTURE PARTNERS 2, L.P.

By:  WestMed Venture Management 2, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/   Stephen McGrath
     Stephen McGrath
     Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 31st day of March 1998.

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