Form 10-Q
period 1998-03-31
WESTMED VENTURE PARTNERS 2 LP
filed 1998-05-15
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1998


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of March 31, 1998 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                      March 31, 1998           December 31,
                                                                                        (Unaudited)                  1997
ASSETS

Portfolio investments at fair value (cost $10,246,467 at
   March 31, 1998 and $10,057,579 at December 31, 1997)                               $     6,963,060           $      6,828,199
Cash and cash equivalents                                                                     586,103                    593,258
Receivable from security sold                                                                       -                    257,276
Accrued interest receivable                                                                    10,607                      8,989
Prepaid expenses                                                                               22,572                     36,722
                                                                                      ---------------           ----------------

TOTAL ASSETS                                                                          $     7,582,342           $      7,724,444
                                                                                      ===============           ================



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                 $        47,223           $         55,130
Due to Managing General Partner                                                                48,402                     48,733
Due to Independent General Partners                                                             2,500                     10,000
                                                                                      ---------------           ----------------
   Total liabilities                                                                           98,125                    113,863
                                                                                      ---------------           ----------------

Partners' Capital:
Managing General Partner                                                                       74,842                     76,106
Limited Partners (38,727 Units)                                                             7,409,375                  7,534,475
                                                                                      ---------------           ----------------
   Total Partners' capital                                                                  7,484,217                  7,610,581
                                                                                      ---------------           ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     7,582,342           $      7,724,444
                                                                                      ===============           ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 1998

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $     1,060,600     $       707,067
-------------------------------------------------------------------------------------------------------------------------------
Gliatech, Inc.(A)(B)
104,210 shares of Common Stock                                           Feb. 1992                  801,429           1,263,546
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*(C)
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
$356,190 Promissory Notes at 9.5%                                                                   377,776             377,776
Warrants to purchase 44,524 shares of Common Stock
   at $1.60 per share, expiring 10/30/00                                                                  0                   0
                                                                                            ---------------     ---------------
                                                                                                  1,935,957           1,861,899
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             449,803
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             549,824
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             388,985
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              14,895
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             403,880
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,895
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note                                                                          42,399              21,200
                                                                                            ---------------     ---------------
                                                                                                  1,222,353             316,189
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
76,395 shares of Common Stock                                            June 1991                  627,470             974,036
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)(D)
225,395 shares of Common Stock                                           June 1992                1,067,353             436,816

Totals from Active Portfolio Investments                                                    $    10,246,467     $     6,963,060
                                                                                            ===============     ===============

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited) - continued
March 31, 1998

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(E)

                                                                          Cost               Realized Loss           Return
Totals from Liquidated Portfolio Investments                         $     6,595,960     $      (3,798,522)     $     2,797,438
                                                                     ===============     =================      ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    16,842,427     $      (7,081,929)     $     9,760,498
                                                                     ===============     =================      ===============


(A)  Public company

(B) Subsequent to the end of the quarter, in April 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,042.

(C) In January 1998, the Partnership made a $178,095 follow-on investment in Hepatix, Inc., acquiring a 9.5% promissory note and a warrant to purchase 17,810 shares of common stock at $1.60 per share. The Partnership paid the Managing General Partner a venture capital fee of $10,793 in connection with this investment.

(D) On January 31, 1998, the Partnership's warrant to purchase 16,666 shares of Targeted Genetics, Inc. common stock at $4.68 per share expired unexercised.

(E)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1998.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,



                                                                                                1998                  1997
                                                                                            --------------         -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                      $       7,195     $         28,888
   Interest income from portfolio investments                                                        1,502                  925
                                                                                             -------------     ----------------
     Total investment income                                                                         8,697               29,813
                                                                                             -------------     ----------------

   Expenses:
   Management fee                                                                                   37,609               42,450
   Professional fees                                                                                20,784               19,003
   Insurance expense                                                                                14,150               13,784
   Mailing and printing                                                                              5,602                7,914
   Independent General Partners' fees                                                                2,500                2,500
   Custodial fees                                                                                      389                1,119
   Miscellaneous                                                                                         -                  250
                                                                                             -------------     ----------------
     Total investment expenses                                                                      81,034               87,020
                                                                                             -------------     ----------------

NET INVESTMENT LOSS                                                                                (72,337)             (57,207)

Change in unrealized depreciation of investments                                                   (54,027)             (99,676)
                                                                                             -------------     ----------------

NET DECREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                           $    (126,364)    $       (156,883)
                                                                                             =============     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,



                                                                                               1998                  1997
                                                                                         ---------------        ---------

CASH FLOWS (USED FOR) PROVIDED FROM
OPERATING ACTIVITIES

Net investment loss                                                                       $      (72,337)      $        (57,207)

Adjustments to reconcile net investment loss to cash (used for) provided from operating activities:

Decrease in accrued interest receivable and other assets                                          12,532                  5,009
(Decrease) increase in payables                                                                  (15,738)                54,934
                                                                                          --------------       ----------------
Cash (used for) provided from operating activities                                               (75,543)                 2,736
                                                                                          --------------       ----------------

CASH FLOWS PROVIDED FROM (USED FOR)
INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                                      257,276                      -
Cost of portfolio investments purchased                                                         (188,888)            (1,060,600)
                                                                                          --------------       ----------------
Cash provided from (used for) investing activities                                                68,388             (1,060,600)
                                                                                          --------------       ----------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                                          -             (3,012,100)
                                                                                          --------------       ----------------

Decrease in cash and cash equivalents                                                             (7,155)            (4,069,964)
Cash and cash equivalents at beginning of period                                                 593,258              4,876,135
                                                                                          --------------       ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $      586,103       $        806,171
                                                                                          ==============       ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1998



                                                             Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance at December 31, 1997                               $     76,106            $     7,534,475           $      7,610,581

Net decrease in net assets resulting
from operations                                                  (1,264)                  (125,100)                  (126,364)
                                                           ------------            ---------------           ----------------

Balance at March 31, 1998                                  $     74,842            $     7,409,375(A)        $      7,484,217
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $191 at March 31, 1998. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.3 million at March 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1998, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1998, the Partnership had a $3.5 million net realized loss from its venture capital investments, including $249,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $10,793 for the quarter ended March 31, 1998. Cumulative venture capital fees incurred from inception to March 31, 1998 totaled $964,000.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued


On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involve allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer have filed a motion for summary judgment seeking to dismiss all pending claims. That motion is still pending. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

6.       Classification of Investments

As of March 31, 1998, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of

Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      6,031,932           $     4,078,999                 54.50%
Preferred Stock                                             3,794,360                 2,485,085                 33.20%
Debt Securities                                               420,175                   398,976                  5.33%
                                                     ----------------           ---------------                -------
Total                                                $     10,246,467           $     6,963,060                 93.03%
                                                     ================           ===============                 ======

Country/Geographic Region
Eastern U.S.                                         $      2,949,896           $     1,423,839                 19.02%
Midwestern U.S.                                             1,862,029                 1,970,613                 26.33%
Western U.S.                                                4,212,189                 3,252,419                 43.46%
Southwestern U.S.                                           1,222,353                   316,189                  4.22%
                                                     ----------------           ---------------                -------
Total                                                $     10,246,467           $     6,963,060                 93.03%
                                                     ================           ===============                 ======

Industry
Biotechnology                                        $      5,457,784           $     4,101,534                 54.80%
Medical Devices                                             2,466,257                 2,411,723                 32.22%
Medical Services                                            2,322,426                   449,803                  6.01%
                                                     ----------------           ---------------                -------
                                                     $     10,246,467           $     6,963,060                 93.03%
                                                     ================           ===============                 ======


* Percentage of net assets is based on fair value.

7.     Subsequent Event

During April 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,042.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In January 1998, the Partnership invested $188,888 (including venture capital fees totaling $10,793) in Hepatix, Inc., an existing portfolio company. From its inception through March 31, 1998, the Partnership had invested an aggregate of $16.8 million in eleven portfolio companies (including acquisition costs and venture capital fees totaling $1.06 million), representing approximately 97% of the original $17.3 million of net proceeds received from the offering of Units. The Partnership will not invest in any new portfolio companies but may make additional follow-on investments in existing companies as required.

As of March 31, 1998, the Partnership held $586,103 in cash and short-term investments, including $449,668 in short-term securities with maturities of less than one year and $136,435 in an interest-bearing cash account. For the three months ended March 31, 1998, the Partnership earned $7,195 of interest from such investments. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts invested in such securities.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

Investment Income and Expenses - For the three months ended March 31, 1998 and 1997, the Partnership had a net investment loss (investment income less operating expenses) of $72,337 and $57,207, respectively. The $15,130 increase in net investment loss for the 1998 period compared to the same period in 1997, resulted from a $21,116 decrease in investment income, partially offset by a $5,986 decrease in operating expenses for the 1998 period. The decrease in investment income included a $21,693 decrease in interest income from short-term investments, primarily related to the reduced balance of funds available for such investments during the 1998 period as compared to the same period in 1997. The reduction in operating expenses primarily resulted from a $4,841 decrease in management fees, as discussed below.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended March 31, 1998 and 1997, the management fee was $37,609 and $42,450, respectively. The decrease in the management fee for the 1998 period as compared to the 1997 period reflects the lower Partnership's net asset value as of March 31, 1998 compared to March 31, 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1998, the Partnership had a $54,027 net unrealized loss, resulting from a $299,506 net upward revaluation of its publicly-traded securities, offset by a $353,533 net downward revaluation of the Partnership's investment in Abtox, Inc., a privately-held portfolio company. As a result, net unrealized depreciation of investments increased by $54,027 for the three-month period.

For the three months ended March 31, 1997, the Partnership had a $99,676 net unrealized loss resulting from the net downward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments increased by $99,676 for the three-month period.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of March 31, 1998, the Partnership's net assets were $7,484,217, reflecting a decrease of $126,364 from $7,610,581 as of December 31, 1997. This decrease resulted from the $54,027 unrealized loss from investments and the $72,337 net investment loss for the three-month period.

As of March 31, 1997, the Partnership's net assets were $8,166,938, reflecting a decrease of $156,883 from $8,323,821 as of December 31, 1996. This decrease resulted from the $99,676 unrealized loss from investments and the $57,207 net investment loss for the three-month period.

As of March 31, 1998 and December 31, 1997, the net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments was $191 and $195, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involve allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer have filed a motion for summary judgment seeking to dismiss all pending claims. That motion is still pending. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

Item 2.       Changes in Securities.

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

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



Date:         May 15, 1998