Form 10-Q
period 1998-06-30
WESTMED VENTURE PARTNERS 2 LP
filed 1998-08-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934


For the Quarterly Period Ended June 30, 1998


Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
=============================================================================
====================================================
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3473015
==============================================================================
===================================================
(State of organization)                    (I.R.S. Employer Identification No.)


CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
==============================================================================
===================================================
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
=============================================================================
====================================================
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of June 30, 1998 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30,
 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                        June 30, 1998         December 31,
                                                                                         (Unaudited)                 1997
ASSETS

Portfolio investments at fair value (cost $9,445,038 at
   June 30, 1998 and $10,057,579 at December 31, 1997)                                  $     4,838,885          $    6,828,199
Cash and cash equivalents                                                                     2,136,487                 593,258
Receivable from security sold                                                                         -                 257,276
Accrued interest receivable                                                                      18,640                   8,989
Prepaid expenses                                                                                 60,272                  36,722
                                                                                        ---------------          --------------

TOTAL ASSETS                                                                            $     7,054,284          $    7,724,444
                                                                                        ===============          ==============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                   $        43,652          $       55,130
Due to Managing General Partner                                                                  35,028                  48,733
Due to Independent General Partners                                                               5,000                  10,000
                                                                                        ---------------          --------------
   Total liabilities                                                                             83,680                 113,863
                                                                                        ---------------          --------------

Partners' Capital:
Managing General Partner                                                                         69,706                  76,106
Limited Partners (38,727 Units)                                                               6,900,898               7,534,475
                                                                                        ---------------          --------------
   Total Partners' capital                                                                    6,970,604               7,610,581
                                                                                        ---------------          --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     7,054,284          $    7,724,444
                                                                                        ===============          ==============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 1998

Active Portfolio Investments:

                                                                     Initial Investment

Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $     1,060,600     $             0
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
$356,190 Promissory Notes at 9.5%                                                                   377,776             377,776
Warrants to purchase 44,524 shares of Common Stock
   at $1.60 per share, expiring 10/30/00                                                                  0                   0
                                                                                            ---------------     ---------------
                                                                                                  1,935,957           1,861,899
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             317,508
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             549,824
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             351,341
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              13,315
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             364,656
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,895
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note                                                                          42,399              21,200
                                                                                            ---------------     ---------------
                                                                                                  1,222,353             316,189
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
76,395 shares of Common Stock                                            June 1991                  627,470           1,069,530
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             359,279

Totals from Active Portfolio Investments                                                    $     9,445,038     $     4,838,885
                                                                                            ===============     ===============

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited) - continued
June 30, 1998

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS(B)

                                                                          Cost               Realized Loss           Return
Totals from Liquidated Portfolio Investments(C)                      $     7,397,389     $      (2,943,484)     $     4,453,905
                                                                     ===============     =================      ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $    16,842,427     $      (7,549,637)     $     9,292,790
                                                                     ===============     =================      ===============


(A)  Public company

(B)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1998.

     (C) In April 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,038.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)




                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                     1998             1997            1998            1997
                                                               ---------------    -------------  ---------------   -------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $      22,973    $       7,732    $      30,168   $      36,620
   Interest and dividend income from portfolio
      investments                                                        8,438            1,070            9,940           1,995
                                                                 -------------    -------------    -------------   -------------
     Total investment income                                            31,411            8,802           40,108          38,615
                                                                 -------------    -------------    -------------   -------------

   Expenses:
   Management fee                                                       35,028           36,696           72,637          79,146
   Professional fees                                                    18,961           14,507           39,745          33,510
   Mailing and printing                                                  5,809            4,780           11,411          12,694
   Insurance expense                                                    14,300           13,738           28,450          27,522
   Custodial fees                                                          718              393            1,107           1,512
   Independent General Partners' fees                                    2,500            2,500            5,000           5,000
   Miscellaneous                                                             -                -                -             250
                                                                 -------------    -------------    -------------   -------------
     Total investment expenses                                          77,316           72,614          158,350         159,634
                                                                 -------------    -------------    -------------   -------------

NET INVESTMENT LOSS                                                    (45,905)         (63,812)        (118,242)       (121,019)

Realized gain from portfolio investments                               855,038                -          855,038               -
                                                                 -------------    -------------    -------------   -------------

NET REALIZED GAIN (LOSS)
   FROM OPERATIONS                                                     809,133          (63,812)         736,796        (121,019)
                                                                 -------------    -------------    -------------        --------

Change in unrealized depreciation
   of portfolio investments                                         (1,322,746)        (580,697)      (1,376,773)       (680,373)
                                                                 -------------    -------------    -------------   -------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (513,613)   $    (644,509)   $    (639,977)  $    (801,392)
                                                                 =============    =============    =============   =============



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,



                                                                                                   1998              1997
                                                                                              --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (118,242)   $      (121,019)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in accrued interest receivable and other assets                                  (33,201)            18,946
Decrease in payables                                                                                 (30,183)           (17,731)
                                                                                              ---------------   ---------------
Cash used for operating activities                                                                  (181,626)          (119,804)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                                        1,913,743                  -
Cost of portfolio investments purchased                                                             (188,888)        (1,060,600)
                                                                                              ---------------   ---------------
Cash provided from (used for) investing activities                                                 1,724,855         (1,060,600)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution to Partners                                                                              -         (3,012,100)
                                                                                              --------------    ---------------

Increase (decrease) in cash and cash equivalents                                                   1,543,229         (4,192,504)
Cash and cash equivalents at beginning of period                                                     593,258          4,876,135
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    2,136,487    $       683,631
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1998



                                    Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance at December 31, 1997                               $     76,106            $     7,534,475           $      7,610,581

Net decrease in net assets resulting
from operations                                                  (6,400)                  (633,577)                  (639,977)
                                                           ------------            ---------------           ----------------

Balance at June 30, 1998                                   $     69,706            $     6,900,898(A)        $      6,970,604
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $178 at June 30, 1998. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $4.6 million at June 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1998, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1998, the Partnership has a $2.7 million net realized loss from its venture capital investments, including $258,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $10,793 for the six month period ended June 30, 1998. Cumulative venture capital fees incurred from inception to June 30, 1998 totaled $964,000.

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

6.       Classification of Investments

As of June 30, 1998, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      5,230,503           $     2,661,891                 38.19%
Preferred Stock                                             3,794,360                 1,778,018                 25.51%
Debt Securities                                               420,175                   398,976                  5.72%
                                                     ----------------           ---------------                -------
Total                                                $      9,445,038           $     4,838,885                 69.42%
                                                     ================           ===============                 ======

Country/Geographic Region
Eastern U.S.                                         $      2,949,896           $     1,387,038                 19.90%
Midwestern U.S.                                             1,060,600                         0                  0.00%
Western U.S.                                                4,212,189                 3,135,658                 44.98%
Southwestern U.S.                                           1,222,353                   316,189                  4.54%
                                                     ----------------           ---------------                -------
Total                                                $      9,445,038           $     4,838,885                 69.42%
                                                     ================           ===============                 ======

Industry
Biotechnology                                        $      4,656,355           $     2,109,654                 30.27%
Medical Devices                                             2,466,257                 2,411,723                 34.60%
Medical Services                                            2,322,426                   317,508                  4.55%
                                                     ----------------           ---------------                -------
                                                     $      9,445,038           $     4,838,885                 69.42%
                                                     ================           ===============                 ======


* Percentage of net assets is based on fair value.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At June 30, 1998, the Partnership held $2,136,487 in cash and cash equivalents, consisting of $1,983,032 in short-term securities with maturities of less than one year and $153,455 in an interest-bearing cash account. The Partnership earned $22,973 and $30,168 of interest from such investments for the three and six months ended June 30, 1998, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment in such securities.

The Partnership made no new or follow-on investments during the three month period ended June 30, 1998. From its inception through June 30, 1998, the Partnership has invested an aggregate of $16.8 million (including acquisition costs and venture capital fees totaling $1.06 million), representing approximately 97% of the original $17.3 million of net proceeds received from the offering of Units. The Partnership will not invest in any new portfolio companies but may make additional follow-on investments in existing companies as required.

As discussed below, during the three months ended June 30, 1998, the Partnership liquidated its remaining investment in Gliatech, Inc. for net proceeds totaling $1,656,467.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1998, the Partnership had a net realized gain from operations of $809,133 and $736,796. For the three and six months ended June 30, 1997, the Partnership had a net realized loss from operations of $63,812 and $121,019, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For both the three and six months ended June 30, 1998, the Partnership had an $855,038 net realized gain from the sale of its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467.

The Partnership had no realized gains or losses from its portfolio investments during the six months ended June 30, 1997.

Investment Income and Expenses - For the three months ended June 30, 1998 and 1997, the Partnership had a net investment loss of $45,905 and $63,812, respectively. The lower net investment loss for the 1998 period compared to the same period in 1997 resulted from a $15,241 increase in interest earned from short-term investments and a $7,368 increase in interest from portfolio investments partially offset by a $4,702 increase in operating expenses. The increase in interest earned from short-term investments primarily resulted from an increase in the amount of cash available for investment in such securities during the 1998 period as compared to the 1997 period, primarily due to the receipt of $1,656,467 in April 1998 from the sale of the Partnership's investment in Gliatech, Inc., as discussed above. The increase in interest from portfolio investments primarily resulted from interest earned on an additional demand note due from Hepatix, Inc., purchased by the Partnership during the first quarter of 1998. The increase in operating expenses primarily resulted from a $1,668 decrease in the management fee, as discussed below, offset by a $4,454 increase in professional fees for the 1998 period.

Net investment loss for the six months ended June 30, 1998 and 1997 was $118,242 and $121,019, respectively. The lower net investment loss for the 1998 period compared to the 1997 period includes a $1,284 decrease in operating expenses and a $1,493 increase in investment income. The decrease in operating expenses includes a $6,509 decrease in the management fee, as discussed below. Additionally, a decrease in other expenses was offset by an increase in professional fees for the six month period. As discussed above, the increase in interest income resulted from an increase in cash available for short-term investments and from interest earned on the additional demand note due from Hepatix.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended June 30, 1998 and 1997, the management fee was $35,028 and $36,696, respectively. For the six months ended June 30, 1998 and 1997, the management fee was $72,637 and $79,146, respectively. The decrease in the management fee for the 1998 periods as compared to the 1997 periods reflects the lower Partnership's net asset value as of June 30, 1998 as compared to June 30, 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1998, the Partnership had a $914,656 net unrealized loss, resulting from a $145,944 net upward revaluation of its publicly-traded securities, offset by a $1,060,600 net downward revaluation of the Partnership's investment in Abtox, Inc., a privately-held portfolio company. Additionally, during the six month period, $462,117 was transferred from unrealized gain to realized gain relating to the sale of Gliatech, Inc., as discussed above. The $914,656 unrealized loss and the $462,117 transfer from unrealized gain to realized gain resulted in a $1,376,773 increase to net unrealized depreciation of investments the six month period.

For the six months  ended June 30,  1997,  the  Partnership  had a $680,373  net unrealized loss resulting from the net downward revaluation of its publicly-traded securities. As a result, net unrealized depreciation of investments increased by $680,373 for the six month period.

Net Assets - As of June 30, 1998, the Partnership's net assets were $6,970,604, reflecting a decrease of $639,977 from $7,610,581 at December 31, 1997. This decrease resulted from the $1,376,773 increase in net unrealized depreciation of investments offset by the $736,796 net realized gain from operations for the six month period.

As of June 30, 1997, the Partnership's net assets were $7,522,429, reflecting a decrease of $801,392 from $8,323,821 at December 31, 1996. This decrease resulted from the $680,373 net unrealized loss from investments and the $121,019 net investment loss for the six month period.

As of June 30, 1998 and December 31, 1997, the net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments was $178 and $195, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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


              WESTMED VENTURE PARTNERS 2, L.P.


By:           WestMed Venture Management 2, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Robert I. Kleinberg
              Robert I. Kleinberg
              Executive Vice President


By:           /s/        Ann Oliveri Fusco
              Ann Oliveri Fusco
              Vice President and Principal Financial
                 and Accounting Officer



Date:    August 14, 1998