Form 10-Q
period 1998-09-30
WESTMED VENTURE PARTNERS 2 LP
filed 1998-11-17
CIK 831883

6

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1998


Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            13-3473015
------------------------------------------------------------------------------
(State of organization)                    (I.R.S. Employer Identification No.)


CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

Schedule of Portfolio Investments as of September 30, 1998 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1998 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                     September 30,
                                                                                            1998                 December 31,
                                                                                         (Unaudited)                 1997
ASSETS

Portfolio investments at fair value (cost $7,515,618 at
   September 30, 1998 and $10,057,579 at December 31, 1997)                             $     4,003,841          $    6,828,199
Cash and cash equivalents                                                                     2,105,922                 593,258
Accounts receivable                                                                               7,561                       -
Receivable from securities sold                                                                 386,107                 257,276
Accrued interest receivable                                                                       1,628                   8,989
Prepaid insurance                                                                                49,222                  36,722
                                                                                        ---------------          --------------

TOTAL ASSETS                                                                            $     6,554,281          $    7,724,444
                                                                                        ===============          ==============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                   $        56,951          $       55,130
Due to Managing General Partner                                                                  32,449                  48,733
Due to Independent General Partners                                                               7,500                  10,000
                                                                                        ---------------          --------------
   Total liabilities                                                                             96,900                 113,863
                                                                                        ---------------          --------------

Partners' Capital:
Managing General Partner                                                                         64,574                  76,106
Limited Partners (38,727 Units)                                                               6,392,807               7,534,475
                                                                                        ---------------          --------------
   Total Partners' capital                                                                    6,457,381               7,610,581
                                                                                        ---------------          --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     6,554,281          $    7,724,444
                                                                                        ===============          ==============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 1998

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc. (B)
454,545 shares of Preferred Stock                                        Mar. 1997          $       353,533     $             0
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             145,630
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             292,094
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             288,602
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0               7,046
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             295,648
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
76,395 shares of Common Stock                                            June 1991                  627,470           1,126,826
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             281,744
-------------------------------------------------------------------------------------------------------------------------------
VitaGen, Inc.* (C)
1,484,123 shares of Series A Preferred Stock                             Jan. 1992                1,558,181           1,484,123
356,190 shares of Series B Preferred Stock                               Oct.1997                   377,776             377,776
                                                                                            ---------------     ---------------
                                                                                                  1,935,957           1,861,899
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $     7,515,618     $     4,003,841

                                                                                            ===============     ===============

SUPPLEMENTAL INFORMATION: LIQUIDATED PORTFOLIO INVESTMENTS (D)

                                                                          Cost               Realized Loss           Return
Totals from Liquidated Portfolio Investments(E)                      $   9,326,809          $    (4,486,797)    $     4,840,012
                                                                     =============          ===============     ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
Investments                                                          $   16,842,427         $    (7,998,574)    $     8,843,853
                                                                     ==============         ===============     ===============


WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited) - continued
September 30, 1998

 (A) Public company

(B) As of September 30, 1998, the Partnership wrote-off $707,067 of the cost of its preferred stock investment in Abtox, Inc. Abtox recently filed for protection under Chapter 11 of the federal Bankruptcy Code and is currently seeking funding to reorganize.

(C) During the quarter, Hepatix, Inc. changed its name to VitaGen, Inc. In August 1998, the Partnership converted $356,190 of promissory notes due from VitaGen into 356,190 shares of VitaGen's Series B preferred stock. Accrued interest on such notes was waived by all noteholders, including the Partnership, and warrants previously held to purchase 44,524 common shares at $1.60 per share, originally issued in connection with such promissory notes, were canceled.

(D) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through September 30, 1998. See
     Note 7 of notes to financial statements for portfolio sales completed subsequent to September 30, 1998.

(E) In April 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,038. In September 1998, the Partnership, liquidated its investment in Sennes Drug Innovations, Inc. for $386,107, realizing a loss of $836,246.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                      1998           1997             1998            1997
                                                                -------------    -------------   -------------    --------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                        $       27,493     $      6,320   $      57,661    $      42,940
   Interest and dividend income from portfolio
     investments                                                      (18,126)           1,122          (8,186)           3,117
                                                               --------------     ------------   -------------    -------------
   Totals                                                               9,367            7,442          49,475           46,057
                                                               --------------     ------------   -------------    -------------

   Expenses:
   Management fee                                                      32,449           43,399         105,086          122,545
   Professional fees                                                   24,866           31,886          64,611           65,396
   Mailing and printing                                                 7,029            3,620          18,440           16,314
   Insurance expense                                                    6,206           15,915          34,656           43,437
   Custodial fees                                                         603              627           1,710            2,139
   Independent General Partners' fees                                   2,500            2,500           7,500            7,500
   Miscellaneous                                                            -                -               -              250
                                                               --------------     ------------   -------------    -------------
   Totals                                                              73,653           97,947         232,003          257,581
                                                               --------------     ------------   -------------    -------------

NET INVESTMENT LOSS                                                   (64,286)         (90,505)       (182,528)        (211,524)

Net realized (loss) gain from portfolio investments                (1,543,313)          97,898        (688,275)          97,898
                                                               --------------     ------------   -------------    -------------

NET REALIZED (LOSS) GAIN FROM
   OPERATIONS                                                      (1,607,599)           7,393        (870,803)        (113,626)

Change in unrealized depreciation of investments                    1,094,376     1,106,597           (282,397)         426,224
                                                               --------------     ---------      -------------    -------------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                            $     (513,223)    $  1,113,990   $  (1,153,200)   $     312,598
                                                               ==============     ============   =============    =============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,



                                                                                                   1998              1997
                                                                                              --------------    ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $     (182,528)   $      (211,524)
Adjustments to reconcile net investment loss to cash used for operating activities:
Increase in receivables and other assets                                                             (12,700)           (16,959)
Decrease in accounts payable                                                                         (16,963)           (12,703)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                  (212,191)          (241,186)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                             (188,888)        (1,060,600)
Net proceeds from sale of portfolio investments                                                    1,913,743             74,595
                                                                                              --------------    ---------------
Cash provided by (used for) investing activities                                                   1,724,855           (986,005)
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES
Cash distribution to Partners                                                                              -         (3,012,100)
                                                                                              --------------    ---------------

Increase (decrease) in cash and cash equivalents                                                   1,512,664         (4,239,291)
Cash and cash equivalents at beginning of period                                                     593,258          4,876,135
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    2,105,922    $       636,844
                                                                                              ==============    ===============


Supplemental disclosure of non-cash investing activities:

Receivable from securities sold                                                               $      386,107     $            -
                                                                                              ==============     ==============




See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1998



                                    Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance at December 31, 1997                               $     76,106            $     7,534,475           $      7,610,581

Net decrease in net assets resulting
from operations                                                 (11,532)                (1,141,668)                (1,153,200)
                                                           ------------            ---------------           ----------------

Balance at September 30, 1998                              $     64,574            $     6,392,807(A)        $      6,457,381
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $165.07 at September 30, 1998. Such per Unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.






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

The Partnership's objective is to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry. The Partnership's originally scheduled termination date is December 31, 1998, with provision for extension for two additional two-year periods. The General Partners have elected not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement (as hereinafter defined) and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted
(i) to reflect  meaningful  third-party  transactions  in the private market and
(ii) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As of September 30, 1998, the financial statements include investments valued at $1,861,899 (28.8% of Partners' Capital) whose values have been estimated by the Manager. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.5 million at September 30, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1998, other timing differences totaling $2.2 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80-20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1998, the Partnership has a $4.2 million net realized loss from its venture capital investments, including $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $10,793 for the nine month period ended September 30, 1998. Cumulative venture capital fees incurred from inception to September 30, 1998 totaled $964,000.

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

5.       Litigation

On June 5, 1996, the Partnership and Philippe L. Sommer, among others, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman (the "Action"). The plaintiffs in the Action assert certain causes of action against all defendants, including violations of the securities laws, fraud, fraudulent inducement, civil conspiracy and wrongful sequestration. All of the aforesaid causes of action arise out of the Partnership's investment, with other venture capital funds, in VitaGen, Inc., formerly Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in the Action are two of the original founders of Hepatix. The Action was subsequently removed to Federal

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

District Court in Houston and on October 15, 1996 a motion was made to dismiss the Action against the Partnership and Mr. Sommer.

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involved allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer filed a motion for summary judgment seeking to dismiss all pending claims. On October 5, 1998 the Court granted the Partnership's and Mr. Sommer's motion with respect to one of the breach of fiduciary duty claims. There will be limited discovery with respect to the remaining claims. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

6.       Classification of Investments

As of September 30, 1998, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      5,226,128           $     2,141,942                 33.17%
Preferred Stock                                             2,289,490                 1,861,899                 28.83%
                                                     ----------------           ---------------             ----------
Total                                                $      7,515,618           $     4,003,841                 62.00%
                                                     ================           ===============             ==========

Country/Geographic Region
Eastern U.S.                                         $      2,949,896           $     1,272,456                 19.70%
Midwestern U.S.                                               353,533                         0                  0.00%
Western U.S.                                                4,212,189                 2,731,385                 42.30%
                                                     ----------------           ---------------             ----------
Total                                                $      7,515,618           $     4,003,841                 62.00%
                                                     ================           ===============             ==========

Industry
Biotechnology                                        $      2,726,935           $     1,704,218                 26.39%
Medical Devices                                             2,466,257                 2,153,993                 33.35%
Medical Services                                            2,322,426                   145,630                  2.26%
                                                     ----------------           ---------------             ----------
Total                                                $      7,515,618           $     4,003,841                 62.00%
                                                     ================           ===============             ==========


* Percentage of net assets is based on fair value.

7.       Subsequent Events

Subsequent to September 30, 1998, the Partnership sold 40,000 common shares of Synaptic Pharmaceutical Corporation for $597,562.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

In January 1998, the Partnership invested $188,888 (including venture capital fees totaling $10,793) in VitaGen, Inc., formerly Hepatix, Inc., an existing portfolio company. The Partnership made no other follow-on investments during the nine month period ended September 30, 1998. As discussed below, during the three and nine months ended September 30, 1998, the Partnership liquidated certain portfolio investments for net proceeds totaling $386,107 and $2,042,574, respectively. The $386,107 was a receivable at September 30, 1998 and was collected in October 1998.

As of September 30, 1998, the Partnership held $2,105,922 in cash and cash equivalents, consisting of $1,490,735 in short-term securities with maturities of less than one year and $611,632 in an interest-bearing cash account. The Partnership earned $27,493 and $57,661 of interest from such investments for the three and nine months ended September 30, 1998, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in funds available for investment in such securities.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

The Partnership's originally scheduled termination date is December 31, 1998, with provision for extension for two additional two-year periods. The General Partners have elected not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement (as hereinafter defined) and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from operations of $1,607,599 and $870,803, respectively. For the three and nine months ended September 30, 1997, the Partnership had a net realized gain from operations of $7,393 and a net realized loss from operations of $113,626, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1998, the Partnership had a net realized loss of $1,543,313 and $688,275, respectively, from the liquidation of certain portfolio investments. During the quarter ended September 30, 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. in connection with the settlement of a lawsuit between Sennes and certain shareholders, including the Partnership, against Baylor College of Medicine, an original investor in Sennes. The Partnership received $386,107 in exchange for its holdings in the company and release of all claims against Baylor. The transaction resulted in a realized loss of $836,246. The Partnership realized an additional loss of $707,067, on September 30, 1998, from the partial write-off of its $1.6 million investment in Abtox, Inc. Abtox recently filed for protection under Chapter 11 of the federal bankruptcy code and is currently seeking funding to reorganize. During the first half of 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,038.

For the three and nine months ended September 30, 1997, the Partnership had a $97,898 net realized gain from portfolio investments resulting from the sales in August and September 1997, of 15,000 shares of Synaptic Pharmaceutical Corporation common stock in the public market for $225,170.

Investment Income and Expenses - For the three months ended September 30, 1998 and 1997, the Partnership had a net investment loss of $64,286 and $90,505, respectively. The reduced net investment loss for the 1998 period compared to the same period in 1997 resulted from a $1,925 increase in investment income and a $24,294 decrease in operating expenses. The increase in investment income primarily resulted from a $21,173 increase in interest income from short-term investments due to the increased amount of cash available for investment in such securities during the 1998 period as compared to the 1997 period. The increased amount of cash available primarily resulted from proceeds received from the liquidation of portfolio investments, as discussed above. Additionally, investment income for the three months ended September 30, 1998 decreased $19,248 primarily due to the reversal of $18,126 of accrued interest relating to the promissory notes due from VitaGen, Inc., formerly Hepatix, Inc. Such interest was waived by the Partnership and other shareholders of VitaGen in connection with a Series B preferred stock financing completed by VitaGen during the three month period ended September 30, 1998. The decrease in operating expenses includes a $10,950 reduction in the management fee, as discussed below, and a $13,344 net decrease in other operating expenses, primarily professional fees and insurance expense.

Net investment loss for the nine months ended September 30, 1998 and 1997 was $182,528 and $211,524, respectively. The reduced net investment loss for the 1998 period compared to the same period in 1997 includes a $25,578 decrease in operating expenses and a $3,418 increase in investment income. The decrease in operating expenses includes a $17,459 decrease in the management fee, as discussed below. Other operating expenses declined $8,119, primarily due to an $8,781 decrease in insurance expense resulting from lower premiums paid by the Partnership for the 1998 period compared to the 1997 period. As discussed above, the increase in investment income resulted from an increase in interest earned from short-term investments offset by the reversal of accrued interest relating to the promissory notes due from VitaGen.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended September 30, 1998 and 1997, the management fee was $32,449 and $43,399, respectively. For the nine months ended September 30, 1998 and 1997, the management fee was $105,086 and $122,545, respectively. The decrease in the management fee for the 1998 periods, compared to the 1997 periods, reflects the Partnership's lower net asset value as of September 30, 1998 compared to the net asset value as of September 30, 1997. Such lower net asset value reflects the reduced carrying value of certain of the Partnership's portfolio investments as of September 30, 1998 compared to September 30, 1997. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 1998, the Partnership had a $1,433,511 unfavorable change to net unrealized depreciation of portfolio investments resulting from the revaluation of certain portfolio investments during the nine month period. This change was the result of the $1,060,600 net downward revaluation of the Partnership's investment in Abtox, Inc., a privately-held portfolio company, and a $372,911 net downward revaluation of the Partnership's publicly-traded securities, due to lower public market prices of such securities at the end of the period. Additionally, $1,151,114 of net unrealized loss was transferred to realized loss resulting from portfolio liquidations completed during the period, as discussed above. As a result, the Partnership had a net unfavorable change to unrealized depreciation of $282,397 for the nine month period ended September 30, 1998.

For the nine months ended September 30, 1997, the Partnership had a $495,827 favorable change to net unrealized depreciation, resulting from the net upward revaluation of its publicly-traded portfolio securities. Additionally, $69,603 of unrealized gain was transferred to realized gain resulting from the sale of 15,000 shares of Synaptic Pharmaceutical completed during the period, as discussed above. As a result, the Partnership had a net favorable change to unrealized depreciation of $426,224 for the nine month period ended September 30, 1997.

Net Assets - As of September 30, 1998, the Partnership's net assets were $6,457,381, reflecting a decrease of $1,153,200 from net assets of $7,610,581 as of December 31, 1997. This decrease was comprised of the $282,397 unfavorable change to unrealized depreciation of investments and the $870,803 net realized loss from operations for the nine month period ended September 30, 1998.

As of September 30, 1997, the Partnership's net assets were $8,636,419, reflecting an increase of $312,598 from $8,323,821 as of December 31, 1996. This increase was comprised of the $426,224 favorable change to unrealized depreciation of investments offset by the $113,626 net realized loss from operations for the nine month period ended September 30, 1997.

As of September 30, 1998 and December 31, 1997, the net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments, was $165 and $195, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On June 5, 1996, the Partnership and Philippe L. Sommer, among others, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman (the "Action"). The plaintiffs in the Action assert certain causes of action against all defendants, including violations of the securities laws, fraud, fraudulent inducement, civil conspiracy and wrongful sequestration. All of the aforesaid causes of action arise out of the Partnership's investment, with other venture capital funds, in VitGen, Inc., formerly Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in the Action are two of the original founders of Hepatix. The Action was subsequently removed to Federal District Court in Houston and on October 15, 1996 a motion was made to dismiss the Action against the Partnership and Mr. Sommer.

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involved allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer filed a motion for summary judgment seeking to dismiss all pending claims. On October 5, 1998 the Court granted the Partnership's and Mr. Sommer's motion with respect to one of the breach of fiduciary duty claims. There will be limited discovery with respect to the remaining claims. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

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



Date:    November 16, 1998