Form 10-Q/A
period 1998-09-30
WESTMED VENTURE PARTNERS 2 LP
filed 1999-03-04
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998 Commission file number
33-21281         WESTMED         VENTURE         PARTNERS         2,        L.P.


-------------------------------------------------------------------------------
(Exact name of  registrant  as  specified in its  charter)  Delaware  13-3473015
------------------------------------------------------------------------------
(State of organization)  (I.R.S.  Employer  Identification No.) CIBC Oppenheimer
Tower,     World    Financial     Center    New    York,    New    York    10281
-------------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (212) 667-7000 Not applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        WESTMED VENTURE PARTNERS 2, L.P.
                             Amendment to Form 10-Q
                    For the quarter ended September 30, 1998

Item 2 of Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 13 to 15 of Form 10-Q of WestMed Venture Partners 2, L.P. for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 is amended by adding the following:

Year 2000 Issue
The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Management Company is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Management Company has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the Limited Partner database, issuance of financial reports and tax information to Limited Partners and processing distribution payments to Limited Partners. Fees charged by the Administrator are paid directly by the Management Company.

The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership, relating to the investigation or correction of Y2K problems affecting the Partnership's operations, are expected to be nominal.

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown.

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

Year 2000 Issue
The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Management Company is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Management Company has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the Limited Partner database, issuance of financial reports and tax information to Limited Partners and processing distribution payments to Limited Partners. Fees charged by the Administrator are paid directly by the Management Company.

The Administrator is currently assessing its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K problems, the Administrator has contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications, to identify any Y2K concerns. This review and evaluation is in process and is expected to be completed by May 1999. If Y2K problems are identified, the Administrator will purchase, install and test the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase, if required, is expected to be completed by September 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Management Company with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership, relating to the investigation or correction of Y2K problems affecting the Partnership's operations, are expected to be nominal.

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown.

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


              WESTMED VENTURE PARTNERS 2, L.P.


By:           WestMed Venture Management 2, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Gerald A. Rothstein
              Gerald A. Rothstein
              Vice President and Principal Executive Officer


By:           /s/        Ann Oliveri Fusco
              Ann Oliveri Fusco
              Vice President and Principal Financial
                 and Accounting Officer



Date:    March 4, 1999