Form 10-K
period 1998-12-31
WESTMED VENTURE PARTNERS 2 LP
filed 1999-04-01
CIK 831883

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the Fiscal Year Ended December 31, 1998

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            13-3473015
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
        None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 16, 1999, 38,727 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

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

In 1988, the Partnership publicly offered 60,000 units of limited partnership interest (the "Units") at $500 per Unit. The Units were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form N-2 (File No. 33-21281) which was declared effective on August 5, 1988. The Partnership held its initial and final closings on September 1, 1988 and October 1, 1989, respectively, and terminated the offering on February 15, 1990. As a result of the public offering, the Partnership accepted subscriptions for a total of 38,727 Units. Gross capital contributions to the Partnership in connection therewith totaled $19,559,091, including $19,363,500 from the limited partners (the "Limited Partners" and collectively with the Managing General Partner, the "Partners") and $195,591 from the Managing General Partner.

The Venture Capital Investments

The Partnership has invested approximately 97% of the net proceeds from the offering of Units and will not make investments in any new portfolio companies. From its inception to December 31, 1998, the Partnership had invested $16,842,427 in twelve portfolio companies, including venture capital fees and other acquisition costs totaling $1,063,133. The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the Partnership's remaining assets as soon as practical with the goal of maximizing returns to Partners. During 1998, the Partnership made a follow-on investment of $188,888 in an existing portfolio company. Additionally, during 1998, the Partnership liquidated or wrote-off securities having an aggregate cost of $5,052,210. These transactions and other events affecting the Partnership's portfolio investments during 1998 are listed below.

     o Due to a financial restructuring of VitaGen, Inc., formerly Hepatix, Inc., completed in January 1999, the Partnership wrote-off $1,913,957 of its $1,935,957 investment in VitaGen. In January 1998, the Partnership had completed a $178,095 follow-on investment in VitaGen, Inc., acquiring a 9.5% promissory note and a warrant to purchase 17,810 shares of common stock at $1.60 per share. The Partnership paid the Managing General Partner a venture capital fee of $10,793 in connection with this investment. In August 1998, the Partnership converted promissory notes totaling $356,190 due from VitaGen into 356,190 shares of VitaGen's Series B preferred stock. Accrued interest on such notes was waived by all noteholders, including the Partnership, and warrants previously held to purchase 44,524 common shares at $1.60 per share, originally issued in connection with such promissory notes, were canceled.

o On January 31, 1998, the Partnership's warrant to purchase 16,666 shares of Targeted Genetics, Inc. common stock at $4.68 per share expired unexercised. There was no gain or loss in connection with this transaction.

o In April 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,038. There was no gain or loss associated with this transaction.

o In September 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. in connection with the settlement of a lawsuit between Sennes and certain shareholders, including the Partnership, against Baylor College of Medicine. The Partnership received $386,107 in exchange for its Sennes holdings and released all of its claims against Baylor. The transaction resulted in a realized loss of $836,246.

o In September 1998, the Partnership wrote-off $707,067 of the cost of its preferred stock investment in Abtox, Inc. Abtox filed for protection under Chapter 11 of the federal Bankruptcy Code and is currently seeking funding to reorganize.

o In October 1998, the Partnership sold 40,000 common shares of Synaptic Pharmaceutical Corporation for $597,562 realizing a gain of
    $267,317.

o In November 1998, Integramed America, Inc. effected a 1 for 4 reverse stock split. As a result, the Partnership's 211,672 common shares were exchanged for 52,918 common shares.

o In December 1998, the Partnership sold 10,000 common shares of KeraVision, Inc. for $110,643 realizing a gain of $33,484.

From its inception through December 31, 1998, the Partnership had either fully or partially liquidated portfolio investments with a cost of $11,648,170. These liquidated investments returned $5,548,217 to the Partnership, for a net realized loss of $6,099,953. Additionally, from its inception to December 31, 1998, the Partnership earned $239,574 of interest and other income from its portfolio investments. As a result, as of December 31, 1998, the Partnership had a cumulative net realized loss from its venture capital investments of $5,860,379. The Partnership's remaining investment portfolio, as of December 31, 1998, consisted of investments in seven portfolio companies with an aggregate cost of $5,194,257 and a fair value of $2,434,455. See Note 7 of Notes to Financial Statements for investments sold subsequent to December 31, 1998.

Termination

The Managing General Partner is working toward the ultimate termination of the Partnership, with an emphasis on liquidating the remaining assets as soon as practical with the goal of maximizing returns to Partners. The Partnership's originally scheduled termination date was December 31, 1998, with provision for extension for two additional two-year periods. The Independent General Partners determined not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has frequently been a co-investor with other professional venture capital groups and these relationships have expanded the Partnership's access to investment opportunities. As discussed above, the Partnership will not make any new portfolio investments.

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

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involved allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer filed a motion for summary judgment seeking to dismiss all pending claims. On October 5, 1998, the Court granted the Partnership's and Mr. Sommer's motion with respect to one of the breach of fiduciary duty claims. There will be limited discovery with respect to the remaining claims. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Partnership's Units and it is not anticipated that any public market for the Units will develop. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of individual holders of Units as of March 16, 1999 was 3,521.

There were no cash distributions approved for the years ended December 31, 1998 and 1997. In November 1996, the General Partner approved a cash distribution to Partners totaling $3,012,100. Such distribution was paid on January 21, 1997. Limited Partners of record on December 31, 1996 received $2,981,979, or $77 per Unit, and the Managing General Partner received $30,121. Cumulative cash distributions paid to Partners from inception through December 31, 1998 total $3,289,717, including $3,256,820 to the Limited Partners, or approximately $84 per Unit, and $32,897 to the Managing General Partner.

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

Item 6.       Selected Financial Data.

($ In Thousands, Except For Per Unit Information)
                                                                           Years Ended December 31,

                                                           1998           1997            1996           1995           1994
                                                       -----------     -----------    -----------    -----------    -----------

Total assets                                           $     5,676     $     7,724    $    11,494    $    12,324    $    13,252

Net assets                                                   5,590           7,611          8,324         12,192         13,145

Cost of portfolio investments purchased                        189           1,249          1,202            688          1,384

Cumulative cost of portfolio investments                    16,843          16,654         15,404         14,202         13,514

Cash distributions to Partners                                   -               -          3,012              -              -

Cumulative cash distributions to Partners                    3,290           3,290          3,290            278            278

Net investment loss                                           (189)           (264)          (190)           (63)           (88)

Realized (loss) gain on investments                         (2,301)            227         (1,025)           (91)             -

Change in unrealized depreciation of
   investments                                                 469            (677)           359           (800)          (198)

Change in net assets resulting from operations              (2,021)           (714)          (856)          (953)          (286)

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
   depreciation of investments                                $143         $   195        $   213         $  312        $   336

Net investment loss                                             (5)             (7)            (5)            (2)            (2)

Net realized (loss) gain on investments                        (59)              6            (26)            (2)             -

Change in unrealized depreciation of
   investments                                                  12             (17)             9            (20)            (5)

Cash distributions                                               -               -             77              -              -

Cumulative cash distributions                                   84              84             84              7              7

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
As of December 31, 1998, the Partnership had invested $16,842,427 in 12 portfolio companies, including venture capital fees and other acquisition costs totaling $1,063,133. The Partnership has invested approximately 97% of its original $17,332,289 of net proceeds received from the offering of Units. The Partnership will not make investments in new portfolio companies and does not expect to make follow-on investments in its remaining portfolio companies. The Managing General Partner is working toward the ultimate termination of the Partnership and will continue to manage the Partnership, with continued focus on achieving long-term capital appreciation from the Partnership's remaining investment portfolio through the date of termination , which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

During the year ended December 31, 1998, the Partnership invested $188,888 (including venture capital fees totaling $10,793) in an existing portfolio company. Additionally, during 1998 the Partnership sold certain portfolio investments for cash proceeds totaling $2,750,779, as discussed below.

As of December 31, 1998, the Partnership held $3,076,472 in cash and short-term investments, including $2,494,500 in a short-term security with a maturity of less than three months and $581,972 in an interest-bearing cash account. The Partnership earned interest totaling $92,422, $49,199, and $283,323 from such investments for the years ended December 31, 1998, 1997 and 1996, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts invested in such securities.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations
For the years ended December 31, 1998, 1997 and 1996, the Partnership had a net realized loss from operations of $2,490,260, $36,438 and $1,215,247, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest, dividends and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1998, the Partnership had a $2,301,431 net realized loss from its portfolio investments. During 1998, the Partnership sold the following publicly-traded securities: the remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,038; 40,000 common shares of Synaptic Pharmaceutical Corporation for $597,562 realizing a gain of $267,317; and 10,000 common shares of KeraVision, Inc. for $110,643 realizing a gain of $33,484. Additionally, in September 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. in connection with the settlement of a lawsuit between Sennes and certain shareholders, including the Partnership, against Baylor College of Medicine, an original investor in Sennes. The Partnership received $386,107, which resulted in a realized loss of $836,246, in exchange for its holdings in Sennes and release of all claims against Baylor. Also in September 1998, the Partnership realized an additional loss of $707,067, from the partial write-off of its $1,060,000 investment in Abtox, Inc. During 1998, Abtox filed for protection under Chapter 11 of the federal bankruptcy code and is currently seeking funding to reorganize. Finally, on December 31, 1998, the Partnership wrote-off $1,913,957 of its $1,935,957 investment in VitaGen, Inc. (formerly Hepatix, Inc.) due to a financial restructuring of the company completed in December 1998.

For the year ended December 31, 1997, the Partnership had a $227,199 net realized gain from its portfolio investments. During 1997, the Partnership sold 20,000 common shares of Synaptic Pharmaceutical Corporation for $300,200, realizing a gain of $130,503 and 20,000 common shares of Gliatech, Inc. for $257,276, realizing a gain of $96,696.

For the year ended December 31, 1996, the Partnership had a $1,025,168 net realized loss from its portfolio investments. In September 1996, Hepatix, Inc. completed a post-bankruptcy financing and recapitalization, resulting in the write-off of the Partnership's $1,025,168 investment in Hepatix's old common stock.

Investment Income and Expenses - For the years ended December 31, 1998, 1997 and 1996, the Partnership had a net investment loss of $188,829, $263,637 and $190,079, respectively.

The $74,808 favorable change in net investment loss for 1998 compared to 1997 resulted from a $46,900 reduction in operating expenses and a $27,908 increase in investment income. The decrease in operating expenses for 1998 primarily resulted from a $27,307 decrease in the management fee, as discussed below, and a $22,764 decrease in insurance expense due to reduced liability insurance premiums. The increase in investment income primarily resulted from a $43,223 increase in interest earned from short-term investments due to an increase in the amount of funds available for investment in such securities during the 1998 period compared to the same period in 1997. Partially offsetting the increase in interest from short-term investments was a $15,315 negative variance in interest and dividend income from portfolio investments for the 1998 period compared to 1997, primarily due to the write-off, during 1998, of accrued interest relating to the promissory notes due from VitaGen, Inc.

The $73,558 unfavorable change in net investment loss for 1997 compared to 1996 resulted from a $219,176 decline in investment income offset by a $145,618 reduction in operating expenses for 1997. The decrease in investment income primarily resulted from a $234,124 decrease in interest earned from short-term investments due to the reduced amount of funds invested in such securities during the 1997 period compared to the same period in 1996. Amounts invested in short-term investments declined during the 1997 period primarily due to the $3,012,100 cash distribution paid to Partners in January 1997 and the $1,249,488 of investments made in new and follow-on portfolio companies during the year. Partially offsetting the decrease in interest from short-term investments was a $14,948 positive variance in interest and dividend income from portfolio investments for the 1997 period compared to 1996, primarily due to the write-off, during 1996, of accrued interest relating to promissory notes due from Hepatix, Inc. The decrease in operating expenses for 1997 primarily resulted from a $65,011 decrease in the management fee, as discussed below, and a $49,799 decrease in professional fees, primarily due to increased legal fees relating to the preparation of a proxy statement in connection with the Special Meeting of Limited Partners held on June 21, 1996.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the years ended December 31, 1998, 1997 and 1996 the management fee was $133,178, $160,485 and $225,496, respectively. The steady decline in the management fee over the three year period reflects the reduced net asset value of the Partnership, primarily resulting from the reduced value of the Partnership's portfolio investments during the period and the cash distribution accrued in 1996 and paid in 1997. The management fee is expected to continue to decline in future periods as the Partnership's remaining portfolio investments are liquidated and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 1998, the Partnership had a $469,578 favorable net change in unrealized depreciation of investments. During 1998, $909,359 was transferred from unrealized loss to realized loss in connection with the portfolio investments sold or written-off during the year, as discussed above. Partially offsetting this favorable change was a $530,498 net downward revaluation of the Partnership's portfolio investments during 1998.

For the year ended December 31, 1997, the Partnership had a $676,802 unfavorable net change in unrealized depreciation of investments. During 1997, the Partnership reduced the fair value of its portfolio investments by $542,954 due to a net downward revaluation of its publicly held securities during 1997. Additionally, during 1997, $133,848 was transferred from unrealized gain to realized gain in connection with the portfolio securities sold during the year, as discussed above.

For the year ended December 31, 1996, the Partnership had a $358,875 favorable net change in unrealized depreciation of investments primarily resulting from the net transfer of $1,025,168 from unrealized loss to realized loss relating to the partial write-off of the Partnership's investment in Hepatix, as discussed above. Partially offsetting this favorable change was a $666,293 net downward revaluation of the Partnership's publicly held securities during 1996.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of December 31, 1998, the Partnership's net assets were $5,589,899, reflecting a decrease of $2,020,682 from net assets of $7,610,581 as of December 31, 1997. This change represents the decrease in net assets resulting from operations for 1998, comprised of the $2,490,260 net realized loss from operations for partially offset by the $469,578 favorable change in net unrealized depreciation of investments for 1998.

As  of  December  31,  1997,  the  Partnership's  net  assets  were  $7,610,581, reflecting a decrease of $713,240 from net assets of $8,323,821 as of December 31, 1996. This change represents the decrease in net assets resulting from operations for 1997, comprised of the $36,438 net realized loss from operations and the $676,802 unfavorable change in net unrealized depreciation of investments for 1997.

As of December 31, 1996, the Partnership's net assets were $8,323,821, reflecting a decrease of $3,868,472 from net assets of $12,192,293 as of December 31, 1995. This change represents the $3,012,100 accrued cash distribution to Partners and the $856,372 decrease in net assets resulting from operations for 1996. The decrease in net assets resulting from operations for 1996 was comprised of the $1,215,247 net realized loss from operations partially offset by the $358,875 favorable change in net unrealized depreciation of investments for 1996.

The net asset value per $500 Unit, including an allocation of the net unrealized depreciation of investments, as of December 31, 1998, 1997 and 1996 was $143, $195 and $213, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Year 2000 Issue - The Year 2000 ("Y2K") concern arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The impact of the Y2K concern on the Partnership's operations is currently being assessed.

The Managing General Partner is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Managing General Partner has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the Limited Partner database, issuance of financial reports and tax information to Limited Partners and processing distribution payments to Limited Partners. Fees charged by the Administrator are paid directly by the Managing General Partner.

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

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Managing General Partner with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership, relating to the investigation or correction of Y2K problems affecting the Partnership's operations, are expected to be nominal.

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The Managing General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K problems could affect the valuations of these companies is presently unknown.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership is subject to market risk arising from changes in the value of its portfolio investments and interest-bearing cash equivalents, including short-term securities, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership at the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $2,434,455 as of December 31, 1998. An assumed 10% decline from this December 31, 1998 fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and an unrealized loss of $243,446.

As of December 31, 1998, the Partnership held one short-term investment in a discounted commercial paper instrument with a remaining maturity of 15 days. This short-term investment was carried at an aggregate amortized cost of $2,494,500 as of December 31, 1998. An assumed 10% increase in the market interest rate of such short-term investment held by the Partnership as of December 31, 1998, would result in a reduction to the fair value of such investment and an unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1998 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.


                        WESTMED VENTURE PARTNERS 2, L.P.
                                      INDEX


Independent Auditors' Report

Balance Sheets as of December 31, 1998 and 1997

Schedule of Portfolio Investments as of December 31, 1998

Schedule of Portfolio Investments as of December 31, 1997

Statements of Operations for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1997 and 1998

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT


WestMed Venture Partners 2, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners 2, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1998 and 1997 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners 2, L.P. at December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $22,000 and $3,049,800 at December 31, 1998 and 1997, respectively, representing
 .004% and 40% of net assets, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the
inherent   uncertainty  of  valuation,   those   estimated   values  may  differ
significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.


Deloitte & Touche LLP


New York, New York
March 24, 1999

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS
December 31,


                                                                                                 1998                1997
                                                                                            ---------------    ----------------
ASSETS

Portfolio investments at fair value (cost $5,194,257 as of
   December 31, 1998 and $10,057,579 as of December 31, 1997)                               $     2,434,455    $      6,828,199
Cash and cash equivalents                                                                         3,076,472             593,258
Receivable from security sold                                                                       110,643             257,276
Accrued interest receivable                                                                           1,186               8,989
Prepaid insurance                                                                                    53,072              36,722
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     5,675,828    $      7,724,444
                                                                                            ===============    ================






LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                       $        43,337    $         55,130
Due to Managing General Partner                                                                      32,592              48,733
Due to Independent General Partners                                                                  10,000              10,000
                                                                                            ---------------    ----------------
   Total liabilities                                                                                 85,929             113,863
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                             55,900              76,106
Limited Partners (38,727 Units)                                                                   5,533,999           7,534,475
                                                                                            ---------------    ----------------
   Total Partners' capital                                                                        5,589,899           7,610,581
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     5,675,828    $      7,724,444
                                                                                            ===============    ================



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1998

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value

Abtox, Inc. (B)
454,545 shares of Preferred Stock                                        Mar. 1997          $       353,533     $             0
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A) (C)
52,918 shares of Common Stock                                            Mar. 1989                2,322,426             274,512
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A) (D)
58,728 shares of Common Stock                                            Nov. 1992                  453,141             840,545
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             451,724
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0               3,918
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             455,642
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A) (E)
36,395 shares of Common Stock                                            June 1991                  297,225             545,925
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A) (F)
225,395 shares of Common Stock                                           June 1992                1,067,353             295,831
-------------------------------------------------------------------------------------------------------------------------------
VitaGen, Inc.* (G)
1,484,123 shares of Series A Preferred Stock                             Jan. 1992                   17,706              17,706
356,190 shares of Series B Preferred Stock                               Oct.1997                     4,294               4,294
                                                                                            ---------------     ---------------
                                                                                                     22,000              22,000
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $     5,194,257     $     2,434,455
                                                                                            ===============     ===============

Supplemental Information: Liquidated Portfolio Investments (H)

                                                                          Cost               Realized Loss           Return
Totals from Liquidated Portfolio Investments(I)                      $   11,648,170         $    (6,099,953)    $     5,548,217
                                                                     ==============         ===============     ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
   Investments                                                       $   16,842,427         $    (8,859,755)    $     7,982,672
                                                                     ==============         ===============     ===============


WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS - continued
December 31, 1998

 (A) Public company

(B) During 1998, the Partnership wrote-off $707,067 of the cost of its preferred stock investment in Abtox, Inc. Abtox filed for protection under Chapter 11 of the federal Bankruptcy Code and is currently seeking funding to reorganize.

     (C) In November 1998, Integramed America, Inc. effected a 1 for 4 reverse stock split. As a result, the Partnership's 211,672 common shares were exchanged for 52,918 common shares.

     (D) In December 1998, the Partnership sold 10,000 common shares of KeraVision, Inc. for $110,643 realizing a gain of $33,484.

     (E) In October 1998, the Partnership sold 40,000 common shares of Synaptic Pharmaceutical Corporation for $597,562 realizing a gain of $267,317.

     (F) On January 31, 1998, the Partnership's warrant to purchase 16,666 shares of Targeted Genetics, Inc. common stock at $4.68 per share expired unexercised.

(G)  During  1998,  Hepatix,  Inc.  changed its name to VitaGen,  Inc. In August
     1998, the Partnership converted $356,190 of promissory notes due from VitaGen into 356,190 shares of VitaGen's Series B preferred stock. Accrued interest on such notes was waived by all noteholders, including the Partnership, and warrants previously held to purchase 44,524 common shares at $1.60 per share, originally issued in connection with such promissory notes, were canceled. Due to a financial restructuring of the company completed in January 1999, the Partnership wrote-off $1,913,957 of its $1,935,957 investment in VitaGen.

(H) Amounts provided for "Supplemental Information: Liquidated Portfolio Investments" are cumulative from inception through December 31, 1998. See
     Note 7 of notes to financial statements for portfolio sales completed subsequent to December 31, 1998.

(I) In April 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,038. In September 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. in connection with the settlement of a lawsuit between Sennes and certain shareholders, including the partnership, against Baylor College of Medicine. The Partnership received $386,107 in exchange for its Sennes holdings and released all of its claims against Baylor. The transaction resulted in a realized loss of $836,246.

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

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS
December 31, 1997

Active Portfolio Investments:

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $     1,060,600     $     1,060,600
-------------------------------------------------------------------------------------------------------------------------------
Gliatech, Inc.(A)
104,210 shares of Common Stock                                           Feb. 1992                  801,429           1,068,153
-------------------------------------------------------------------------------------------------------------------------------
Hepatix, Inc.*
1,484,123 shares of Preferred Stock                                      Jan. 1992                1,558,181           1,484,123
$178,095 9.5% Promissory Note                                                                       188,888             188,888
Warrant to purchase 26,714 shares of Common Stock
   at $1.60 per share, expiring 10/30/00                                                                  0                   0
                                                                                            ---------------     ---------------
                                                                                                  1,747,069           1,673,011
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
211,672 shares of Common Stock                                           Mar. 1989                2,322,426             383,761
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)
68,728 shares of Common Stock                                            Nov. 1992                  530,300             438,141
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             445,499
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0              20,387
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             465,886
-------------------------------------------------------------------------------------------------------------------------------
Sennes Drug Innovations, Inc.*
2,750,000 shares of Preferred Stock                                      June 1993                1,175,579             293,895
412,500 shares of Common Stock                                                                        4,375               1,094
$39,976 10% Promissory Note                                                                          42,399              21,200
                                                                                            ---------------     ---------------
                                                                                                  1,222,353             316,189
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
76,395 shares of Common Stock                                            June 1991                  627,470             830,796
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             591,662
Warrant to purchase 16,666 shares of Common Stock
   at $4.68 per share, expiring 1/31/98                                                                   0                   0
                                                                                            ---------------     ---------------
                                                                                                  1,067,353             591,662
-------------------------------------------------------------------------------------------------------------------------------

Totals from Active Portfolio Investments                                                    $    10,057,579     $     6,828,199
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

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,


                                                                                 1998             1997               1996
                                                                            -------------     --------------    ---------------

INVESTMENT INCOME AND EXPENSES


   Income:
   Interest from short-term investments                                    $        92,422    $       49,199     $      283,323
   Interest and dividend income from portfolio investments                          (8,186)            7,129             (7,819)
                                                                           ---------------    --------------     --------------
     Total investment income                                                        84,236            56,328            275,504
                                                                           ---------------    --------------     --------------

   Expenses:
   Management fee                                                                  133,178           160,485            225,496
   Professional fees                                                                66,082            66,797            116,596
   Mailing and printing                                                             26,105            21,617             39,066
   Insurance expense                                                                35,388            58,152             64,188
   Custodial fees                                                                    2,312             2,664              4,488
   Independent General Partners' fees                                               10,000            10,000             12,377
   Miscellaneous                                                                         -               250              3,372
                                                                           ---------------    --------------     --------------
     Total investment expenses                                                     273,065           319,965            465,583
                                                                           ---------------    --------------     --------------

NET INVESTMENT LOSS                                                               (188,829)         (263,637)          (190,079)

Net realized (loss) gain from investments                                       (2,301,431)          227,199         (1,025,168)
                                                                           ---------------    --------------     --------------

NET REALIZED LOSS FROM OPERATIONS                                               (2,490,260)          (36,438)        (1,215,247)

Change in unrealized depreciation of investments                                   469,578          (676,802)           358,875
                                                                           ---------------    --------------     --------------

NET DECREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                         $    (2,020,682)   $     (713,240)    $     (856,372)
                                                                           ===============    ==============     ==============



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,


                                                                                1998              1997               1996
                                                                           --------------     --------------    ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                        $     (188,829)    $     (263,637)   $      (190,079)

Adjustments to reconcile net investment loss to cash used for operating activities:

(Increase) decrease in receivables and other assets                                (8,547)           (13,624)            16,135
(Decrease) increase in payables                                                   (27,934)           (44,228)            25,894
                                                                           ---------------    --------------    ---------------
Cash used for operating activities                                               (225,310)          (321,489)          (148,050)
                                                                           --------------     --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR )
   INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                     2,897,412            300,200                  -
Cost of portfolio investments purchased                                          (188,888)        (1,249,488)        (1,201,880)
                                                                           --------------     --------------    ---------------
Cash provided from (used for) investing activities                              2,708,524           (949,288)        (1,201,880)
                                                                           --------------     --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                      -         (3,012,100)                 -
                                                                           --------------     --------------    ---------------

Increase (decrease) in cash and cash equivalents                                2,483,214         (4,282,877)        (1,349,930)
Cash and cash equivalents at beginning of year                                    593,258          4,876,135          6,226,065
                                                                           --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END
   OF YEAR                                                                 $    3,076,472     $      593,258    $     4,876,135
                                                                           ==============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 1996, 1997 and 1998


                                    Managing
                                                             General                   Limited
                                                             Partner                  Partners                      Total

Balance as of December 31, 1995                           $     121,923            $    12,070,370            $     12,192,293

Net decrease in net assets resulting
     from operations                                             (8,564)                  (847,808)                   (856,372)

Accrued cash distribution, paid
     January 31, 1997                                           (30,121)                (2,981,979)                 (3,012,100)
                                                          -------------            ---------------            ----------------

Balance as of December 31, 1996                                  83,238                  8,240,583(A)                8,323,821

Net decrease in net assets resulting
     from operations                                             (7,132)                  (706,108)                   (713,240)
                                                          -------------            ---------------            ----------------

Balance as of December 31, 1997                                  76,106                  7,534,475(A)                7,610,581

Net decrease in net assets resulting
     from operations                                            (20,206)                (2,000,476)                 (2,020,682)
                                                          -------------            ---------------            ----------------

Balance as of December 31, 1998                           $      55,900            $     5,533,999(A)         $      5,589,899
                                                          =============            ===============            ================






(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized depreciation of investments, is $143, $195 and $213 as of December 31, 1998, 1997 and 1996, respectively. Such per Unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.


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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are carried at fair value as determined quarterly by the Managing General Partner under the supervision of the Independent General Partners. The fair value of publicly-held portfolio securities is adjusted to the closing public market price for the last trading day of the accounting period discounted for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted
(i) to reflect  meaningful  third-party  transactions  in the private market and
(ii) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As of December 31, 1998, the financial statements include investments valued at $22,000 (.004% of Partners' Capital) whose values have been estimated by the Manager. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.8 million as of December 31, 1998, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to December 31, 1998, other timing differences totaling $4.8 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

Reclassifications - Certain reclassifications were made to the prior period financial statements in order to conform to the current period presentation.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6%

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80/20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1998, the Partnership has a $6.1 million net realized loss from its venture capital investments, including $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $10,793 for the year ended December 31, 1998. Cumulative venture capital fees incurred from inception to December 31, 1998 totaled $964,036.

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

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS - continued

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. The remaining claims involved allegations of breach of fiduciary duty, fraud and fraudulent inducement. The Partnership and Mr. Sommer filed a motion for summary judgment seeking to dismiss all pending claims. On October 5, 1998, the Court granted the Partnership's and Mr. Sommer's motion with respect to one of the breach of fiduciary duty claims. There will be limited discovery with respect to the remaining claims. The Partnership and Mr. Sommer believe the remaining allegations are without merit and intend to continue to vigorously contest the Action.

6.       Classification of Investments

As of December 31, 1998, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      4,818,724           $     2,412,455                 43.16%
Preferred Stock                                               375,533                    22,000                  0.39%
                                                     ----------------           ---------------             ----------
Total                                                $      5,194,257           $     2,434,455                 43.55%
                                                     ================           ===============             ==========

Country/Geographic Region
Eastern U.S.                                         $      2,619,651           $       820,437                 14.68%
Midwestern U.S.                                               353,533                         0                  0.00%
Western U.S.                                                2,221,073                 1,614,018                 28.87%
                                                     ----------------           ---------------             ----------
Total                                                $      5,194,257           $     2,434,455                 43.55%
                                                     ================           ===============             ==========

Industry
Biotechnology                                        $      2,396,690           $     1,297,398                 23.21%
Medical Devices                                               475,141                   862,545                 15.43%
Medical Services                                            2,322,426                   274,512                  4.91%
                                                     ----------------           ---------------             ----------
Total                                                $      5,194,257           $     2,434,455                 43.55%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

7.       Cash Distributions

There were no cash distributions approved for the years ended December 31, 1998 and 1997. In November 1996, the General Partner approved a cash distribution to Partners totaling $3,012,100. Such distribution was paid on January 21, 1997. Limited Partners of record on December 31, 1996 received $2,981,979, or $77 per Unit, and the Managing General Partner received $30,121. Cumulative cash distributions paid to Partners from inception through December 31, 1998 total $3,289,717, including $3,256,820 to the Limited Partners, or approximately $84 per Unit, and $32,897 to the Managing General Partner.

8.       Subsequent Events

Subsequent to December 31, 1998, the Partnership sold 10,000 common shares of KeraVision, Inc. for $113,668.

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

Presented below is information concerning the Independent General Partners of the Partnership as of March 16, 1999:

Thomas E. White, Age 65, Independent General Partner since 1987
260 Barnard Road
Larchmont, New York  10538
Units of the Partnership owned as of March 16, 1999 - none.
     Mr. White is an attorney in private practice in New York. He is also an independent general partner of WestMed Venture Partners, L.P. ("WVP"). From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 59, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
Units of the Partnership owned as of March 16, 1999 - none.
     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation ("VLI") from 1983 to 1987. Mr. Elliott is also an independent general partner of WVP, a member of the Board of Trustees of Chapman University and a member of the Board of Directors of three privately-held medical device companies and one public company. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

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

     The general partner of the Managing General Partner is Medical Venture Holdings, Inc. ("MVH"), a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco") (formerly Oppenheimer & Co., Inc.). The limited partners of the Managing General Partner are (i) Opco, (ii) MVP Holdings, Inc. ("MVP"), a
Delaware corporation, and (iii) BSW, Inc. ("BSW"), a Delaware corporation wholly-owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler, the individuals originally responsible for the Partnership's venture capital investments.

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

Presented below is information as of March 16, 1999 concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Mr. Rothstein and Ms. Fusco have been officers of MVH since April 1996 and June 1996, respectively. The address of each such person is CIBC Oppenheimer Tower, World Financial Center, New York, New York 10281.

Gerald A. Rothstein, Age 56, President
Units of the Partnership owned as of March 16, 1999 - 0 Units
     Mr. Rothstein has been a Managing Director of Opco since 1983. He is primarily responsible for Opco's private equity efforts and focuses upon the emerging markets of Latin America and India. Mr. Rothstein is a member and chairperson of Opco's Commitment committee and also, a member of Opco's Due Diligence committee.

Ann O. Fusco, Age 44, Vice President
Units of the Partnership owned as of March 16, 1999 - 0 Units
     Ms. Fusco has been Director of Opco since the merger of Opco in November 1997. Prior to the merger, she was Vice President of Oppenheimer Properties, Inc. since July 1986 and has been employed by Opco since April 1984. In June 1996 Ms. Fusco became Vice President of MVH. Ms. Fusco is a Certified Public Accountant in the state of New York.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH or the Sub-Manager. MVH is owned 100% by Opco.

The Sub-Manager

The Sub-Manager is wholly-owned by Philippe L. Sommer. Presented below is information concerning Mr. Sommer as of March 16,1999.

Philippe L. Sommer, Age 47, Sole Director, Officer and Stockholder
Units of the Partnership owned as of March 16, 1999 - 0 Units
     Mr. Sommer is a Managing Director of BSW, Inc. and a member of the Board of Directors of BSW. He has been involved in health-care industry management for the past 20 years. From June 1990 until July 1996, Mr. Sommer served as an Executive Vice President and a Managing Director of MVH. He was a Managing Director of MVP Holdings, Inc. from April 1987 to June 1990. From January 1982 to September 1986, he was a Director of Business Development for Pfizer Hospital Products Group ("HPG") and in such capacity was responsible for directing HPG's merger and acquisition activities for medium to larger acquisitions, and for the financial evaluation and valuation of all of HPG's acquisition, venture and licensing projects.

Item 11.      Executive Compensation.

Each Independent General Partner receives an annual fee from the Partnership of $5,000 together with all out-of-pocket expenses relating to attendance at meetings of the General Partners.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" is incorporated herein by reference.

For the years ended December 31, 1998, 1997 and 1996, the Managing General Partner was allocated $20,206, $7,132 and $8,564 of the net decrease in the Partnership's net assets from operations for each of the respective periods.

Pursuant to a management agreement, the Managing General Partner performs, or arranges for others to perform, the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1998, 1997 and 1996, the Managing General Partner received management fees of $133,178, $160,485, and $225,496, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $10,793, 71,394 and 68,618 for the years ended December 31, 1998, 1997 and 1996.
Cumulative venture capital fees incurred from inception to December 31, 1998 totaled $964,036.

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

The Management Company has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Management Company.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

Security Ownership

As of March 16, 1999, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH and the Sub-Manager do not own any Units.

Item 13.      Certain Relationships and Related Transactions.

The  description of the management fee and the venture  capital fee set forth in
Item 11, "Executive Compensation", is incorporated herein by reference.

The description of the allocation and distribution of the Partnership's profits and losses to the Managing General Partner set forth in Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters" is incorporated herein by reference.

                                     PART IV

Item 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

(a)    1.     Financial Statements.

              Independent Auditors' Report

              Balance Sheets as of December 31, 1998 and 1997

              Schedule of Portfolio Investments as of December 31, 1998

              Schedule of Portfolio Investments as of December 31, 1997

              Statements of Operations for the years ended December 31, 1998,
                1997 and 1996

              Statements of Cash Flows for the years ended December 31, 1998,
               1997 and 1996

              Statements of Changes in Partners' Capital for the years ended
                December 31, 1996, 1997 and 1998

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1999.

WESTMED VENTURE PARTNERS 2, L.P.

By:  WestMed Venture Management 2, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/   Gerald A. Rothstein
     Gerald A. Rothstein
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 31st day of March 1999.

WESTMED VENTURE
MANAGEMENT 2, L.P.                               Managing General Partner of
                                             WestMed Venture Partners 2, L.P.

By:  Medical Venture Holdings, Inc.              General Partner of WestMed
                                                  Venture Management 2, L.P.


By:  /s/ Gerald A. Rothstein   President (principal executive officer) of
                                             Medical Venture Holdings, Inc.
     Gerald A. Rothstein


By:  /s/ Ann Oliveri Fusco                   Vice President (principal
                                             financial and accounting officer)
                                              of Medical
Ann Oliveri Fusco                                    Venture Holdings, Inc.


By:  /s/ Thomas E. White                         Independent General Partner
                                             of WestMed Venture Partners 2, L.P.
     Thomas E. White


By:  /s/ Robert A. Elliott                       Independent General Partner
                                             of WestMed Venture Partners 2, L.P.
     Robert A. Elliott