Form 10-Q
period 1999-03-31
WESTMED VENTURE PARTNERS 2 LP
filed 1999-05-17
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 1999


Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                          13-3473015
-------------------------------------------------------------------------------
(State of organization)                   (I.R.S. Employer Identification No.)


CIBC Oppenheimer Tower, World Financial Center
New York, New York                                                     10281
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of March 31, 1999 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS


                                                                                          March 31, 1999       December 31,
                                                                                            (Unaudited)              1998
ASSETS

Portfolio investments at fair value (cost $5,117,098 as of
   March 31, 1999 and $5,194,257 as of December 31, 1998)                                  $     1,778,806     $      2,434,455
Cash and cash equivalents                                                                        3,276,133            3,076,472
Receivable from security sold                                                                            -              110,643
Accrued interest receivable                                                                            499                1,186
Prepaid insurance                                                                                   44,794               53,072
                                                                                           ---------------     ----------------

TOTAL ASSETS                                                                               $     5,100,232     $      5,675,828
                                                                                           ===============     ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                      $        43,074     $         43,337
Due to Managing General Partner                                                                     29,753               32,592
Due to Independent General Partners                                                                  2,500               10,000
                                                                                           ---------------     ----------------
   Total liabilities                                                                                75,327               85,929
                                                                                           ---------------     ----------------

Partners' Capital:
Managing General Partner                                                                            50,250               55,900
Limited Partners (38,727 Units)                                                                  4,974,655            5,533,999
                                                                                           ---------------     ----------------
   Total Partners' capital                                                                       5,024,905            5,589,899
                                                                                           ---------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                    $     5,100,232     $      5,675,828
                                                                                           ===============     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
March 31, 1999

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $       353,533     $             0
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
52,918 shares of Common Stock                                            Mar. 1989                2,322,426             158,754
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A) (B)
48,728 shares of Common Stock                                            Nov. 1992                  375,982             743,102
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)
100,383 shares of Common Stock                                           Nov. 1991                  678,579             263,506
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0               3,135
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             266,641
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
36,395 shares of Common Stock                                            June 1991                  297,225             250,216
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)
225,395 shares of Common Stock                                           June 1992                1,067,353             338,093
-------------------------------------------------------------------------------------------------------------------------------
VitaGen, Inc.*
1,484,123 shares of Series A Preferred Stock                             Jan. 1992                   17,706              17,706
356,190 shares of Series B Preferred Stock                                                            4,294               4,294
                                                                                            ---------------     ---------------
                                                                                                     22,000              22,000
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $     5,117,098     $     1,778,806
                                                                                            ===============     ===============

Supplemental Information: Liquidated Portfolio Investments (C)

                                                                          Cost               Realized Loss           Return
Totals from Liquidated Portfolio Investments                         $   11,725,329         $    (6,063,444)    $     5,661,885
                                                                     ==============         ===============     ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value
                                                                          Cost             Realized Loss           and Return

Totals from Active and Liquidated Portfolio
   Investments                                                       $   16,842,427         $    (9,401,736)    $     7,440,691
                                                                     ==============         ===============     ===============

(A)  Public company




(C)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 1999.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,



                                                                                                1999                  1998
                                                                                            --------------         ------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                      $       34,137      $        7,195
   Interest income from portfolio investments                                                             -               1,502
                                                                                             --------------      --------------
     Total investment income                                                                         34,137               8,697
                                                                                             --------------      --------------

   Expenses:
   Management fee                                                                                    25,253              37,609
   Professional fees                                                                                 14,774              20,784
   Insurance expense                                                                                  8,278              14,150
   Mailing and printing                                                                               5,609               5,602
   Independent General Partners' fees                                                                 2,500               2,500
   Custodial fees                                                                                       623                 389
   Other                                                                                                113                   -
                                                                                             --------------      --------------
     Total investment expenses                                                                       57,150              81,034
                                                                                             --------------      --------------

NET INVESTMENT LOSS                                                                                 (23,013)            (72,337)

Net realized gain from portfolio investments                                                         36,509                   -
                                                                                             --------------      --------------

NET REALIZED GAIN (LOSS) FROM OPERATIONS                                                             13,496             (72,337)

Change in net unrealized depreciation of portfolio investments                                     (578,490)            (54,027)
                                                                                             --------------      --------------

NET DECREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                                           $     (564,994)     $     (126,364)
                                                                                             ==============      ==============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,



                                                                                               1999                  1998
                                                                                         ---------------        ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                       $      (23,013)         $     (72,337)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                           8,965                 12,532
Decrease in payables                                                                             (10,602)               (15,738)
                                                                                          --------------          -------------
Cash used for operating activities                                                               (24,650)               (75,543)
                                                                                          --------------          -------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                  224,311                257,276
Cost of portfolio investments purchased                                                                -               (188,888)
                                                                                          --------------          -------------
Cash provided from investing activities                                                          224,311                 68,388
                                                                                          --------------          -------------

Increase (decrease) in cash and cash equivalents                                                 199,661                 (7,155)
Cash and cash equivalents at beginning of period                                               3,076,472                593,258
                                                                                          --------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $    3,276,133          $     586,103
                                                                                          ==============          =============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 1999



                                    Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance as of December 31, 1998                            $     55,900            $     5,533,999           $      5,589,899

Net decrease in net assets resulting
from operations                                                  (5,650)                  (559,344)                  (564,994)
                                                           ------------            ---------------           ----------------

Balance as of March 31, 1999                               $     50,250            $     4,974,655(A)        $      5,024,905
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $128 as of March 31, 1999. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner. Cumulative cash distributions paid to Limited Partners total $84 per unit as of March 31, 1999.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.3 million as of March 31, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to March 31, 1999, other timing differences totaling $4.8 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80/20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 1999, the Partnership has a $5.8 million net realized loss from its venture capital investments, including $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred no venture capital fees for the quarter ended March 31, 1999. Cumulative venture capital fees incurred from inception to March 31, 1999 totaled $964,000.

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

The Managing General Partner also provides certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Managing General Partner charges the Partnership $4,500 per quarter. This amount is paid to the Managing General Partner in addition to the regular management fee discussed above.

For services rendered to the Partnership, each of the two Independent General Partners receives a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

5.       Litigation

On June 5, 1996, the Partnership and Philippe L. Sommer, among others, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman (the "Action"). The plaintiffs in the Action assert certain causes of action against all defendants, including violations of the securities laws, fraud, fraudulent inducement, civil conspiracy and wrongful sequestration. All of the aforesaid causes of action arise out of the Partnership's investment, with other venture capital funds, in VitaGen, Inc., formerly Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in the Action are two of the original founders of Hepatix. The Action was subsequently removed to Federal

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

District Court in Houston and on October 15, 1996 a motion was made to dismiss the Action against the Partnership and Mr.Sommer.

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

6.       Classification of Investments

As of March 31, 1999, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      4,741,565           $     1,756,806                 34.96%
Preferred Stock                                               375,533                    22,000                  0.44%
                                                     ----------------           ---------------             ----------
Total                                                $      5,117,098           $     1,778,806                 35.40%
                                                     ================           ===============             ==========

Country/Geographic Region
Eastern U.S.                                         $      2,619,651           $       408,970                  8.14%
Midwestern U.S.                                               353,533                         0                  0.00%
Western U.S.                                                2,143,914                 1,369,836                 27.26%
                                                     ----------------           ---------------             ----------
Total                                                $      5,117,098           $     1,778,806                 35.40%
                                                     ================           ===============             ==========

Industry
Biotechnology                                        $      2,396,690           $       854,950                 17.01%
Medical Devices                                               397,982                   765,102                 15.23%
Medical Services                                            2,322,426                   158,754                  3.16%
                                                     ----------------           ---------------             ----------
Total                                                $      5,117,098           $     1,778,806                 35.40%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of March 31, 1999, the Partnership held $3,276,133 in cash and short-term investments, consisting of $3,041,628 in short-term securities with maturities of less than three months and $234,505 in an interest-bearing cash account. For the three months ended March 31, 1999, the Partnership earned $34,137 of interest from such investments. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts invested in such securities.

During the quarter ended March 31, 1999, the Partnership completed the partial sale of an existing portfolio investment for cash proceeds totaling $113,668 as discussed below.

The General Partners have elected not to extend the Partnership's originally scheduled termination date of December 31, 1998. The Managing General Partner is working toward the ultimate termination of the Partnership and will continue to manage the Partnership, with continued focus on achieving long-term capital appreciation from the Partnership's remaining investment portfolio through the date of termination, which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments will be obtained from existing cash reserves, interest from short-term investments and proceeds received from the sale of portfolio investments.

Results of Operations

For the three months ended March 31, 1999, the Partnership had a net realized gain from operations of $13,496. For the three months ended March 31, 1998, the Partnership had a net realized loss from operations of $72,337. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For three months ended March 31, 1999, the Partnership had a $36,509 net realized gain from the sale of 10,000 common shares of KeraVision, Inc. in the public market for net proceeds of $113,668.

The Partnership had no realized gains or losses from its portfolio investments during the three months ended March 31, 1998.

Investment Income and Expenses - For the three months ended March 31, 1999 and 1998, the Partnership had a net investment loss of $23,013 and $72,337, respectively. The $49,324 favorable change in net investment loss for the 1999 period compared to the same period in 1998, resulted from a $25,440 increase in investment income and a $23,884 decrease in operating expenses. The increase in investment income resulted primarily from an increase in interest income from short-term investments, resulting from the increased amount of funds invested in such securities during the 1999 period as compared to the same period in 1998. The reduction in operating expenses resulted from a $12,356 decrease in the management fee, as discussed below, and an $11,528 decrease in other operating expenses. The decrease in other operating expenses resulted from a decrease in professional fees and insurance expense during the 1999 period as compared to the same period in 1998.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended March 31, 1999 and 1998, the management fee was $25,253 and $37,609, respectively. The decline in the management fee for the 1999 period as compared to the 1998 period reflects the reduced net asset value of the Partnership, primarily resulting from the reduced value of the Partnership's portfolio investments as of the end of the 1999 period compared to the end of the 1998 period. The management fee is expected to decline in future periods as the Partnership's remaining portfolio investments are liquidated and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the three months ended March 31, 1999, the Partnership had a $578,490 unfavorable change in net unrealized depreciation of investments. During the quarter, the Partnership reduced the fair value of its portfolio investments by $512,524 due to a net downward revaluation of its publicly held securities as of the end of the quarter. Additionally, during the quarter, $65,966 was transferred from unrealized gain to realized gain in connection with the sale of 10,000 shares of KeraVision, as discussed above.

For the three months ended March 31, 1998, the Partnership had a $54,027 unfavorable change in net unrealized depreciation of investments due to the revaluation of certain portfolio investments for the period.

Net Assets - Changes to net assets resulting from operations is comprised of (i) net realized gains and losses from operations and (ii) changes to net unrealized appreciation or depreciation of portfolio investments.

As of March 31, 1999, the Partnership's net assets were $5,024,905, reflecting a decrease of $564,994 from net assets of $5,589,899 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the three-month period, comprised of the $578,490 unfavorable change in net unrealized depreciation of investments partially offset by the $13,496 net realized gain from operations for the three-month period.

As of March 31, 1998, the Partnership's net assets were $7,484,217, reflecting a decrease of $126,364 from net assets of $7,610,581 as of December 31, 1997. This change represents the decrease in net assets resulting from operations for the three-month period, comprised of the $54,027 unfavorable change in net unrealized depreciation of investments and the $72,337 net investment loss for the three-month period.

As of March 31, 1999 and December 31, 1998, the net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments was $128 and $143, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. The Administrator is in the process of purchasing, installing and testing the necessary software patches and new computer hardware to ensure that all of its computer systems are Y2K compliant. This correction phase is expected to be completed by September 1999.

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

Finally, the Y2K issue is a global concern that may affect all business entities, including the Partnership's portfolio companies. The Managing General Partner is continuing to assess the impact of Y2K concerns affecting its portfolio companies. However, the extent to which any potential Y2K concerns could affect the valuations of these companies is presently unknown.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Partnership is subject to market risk arising from changes in the value of its portfolio investments and interest-bearing cash equivalents, including short-term securities, which may result from fluctuations in interest rates and equity prices. The Partnership has calculated its market risk related to its holdings of these investments based on changes in interest rates and equity prices utilizing a sensitivity analysis. The sensitivity analysis estimates the hypothetical change in fair values, cash flows and earnings based on an assumed 10% change (increase or decrease) in interest rates and equity prices. To perform the sensitivity analysis, the assumed 10% change is applied to market rates and prices on investments held by the Partnership as of the end of the accounting period.

The Partnership's portfolio investments had an aggregate fair value of $1,778,806 as of March 31, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $177,881.

As of March 31, 1999, the Partnership held two short-term investments with remaining maturities of 63 days or less. These short-term investments were carried at an aggregate amortized cost of $3,041,628 as of March 31, 1999. An assumed 10% decrease in the market interest rate of such short-term investments held by the Partnership as of March 31, 1999, would result in a reduction to the fair value of such investments and an unrealized loss in an amount which is considered to be immaterial.

Market  risk  relating  to  the  Partnership's   other   interest-bearing   cash
equivalents held as of March 31, 1999 is also considered to be immaterial.

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


              WESTMED VENTURE PARTNERS 2, L.P.


By:           WestMed Venture Management 2, L.P.
              The Managing General Partner


By:           MEDICAL VENTURE HOLDINGS, INC.
              General Partner


By:           /s/        Gerald A. Rothstein
              Gerald A. Rothstein
              President and Principal Executive Officer


By:           /s/        Ann Oliveri Fusco
              Ann Oliveri Fusco
              Vice President and Principal Financial
                 and Accounting Officer



Date:    May 17, 1999