Form 10-Q
period 1999-06-30
WESTMED VENTURE PARTNERS 2 LP
filed 1999-08-13
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1999


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

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of June 30, 1999 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998
 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 1999
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements.


WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS


                                                                                           June 30, 1999       December 31,
                                                                                            (Unaudited)              1998
ASSETS

Portfolio investments at fair value (cost $4,704,192 as of
   June 30, 1999 and $5,194,257 as of December 31, 1998)                                   $     1,215,269     $      2,434,455
Cash and cash equivalents                                                                        3,574,862            3,076,472
Receivable from security sold                                                                            -              110,643
Accrued interest receivable                                                                            896                1,186
Prepaid insurance                                                                                   36,424               53,072
                                                                                           ---------------     ----------------

TOTAL ASSETS                                                                               $     4,827,451     $      5,675,828
                                                                                           ===============     ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                      $        44,573     $         43,337
Due to Managing General Partner                                                                     28,367               32,592
Due to Independent General Partners                                                                  5,000               10,000
                                                                                           ---------------     ----------------
   Total liabilities                                                                                77,940               85,929
                                                                                           ---------------     ----------------

Partners' Capital:
Managing General Partner                                                                            47,496               55,900
Limited Partners (38,727 Units)                                                                  4,702,015            5,533,999
                                                                                           ---------------     ----------------
   Total Partners' capital                                                                       4,749,511            5,589,899
                                                                                           ---------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                    $     4,827,451     $      5,675,828
                                                                                           ===============     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
June 30, 1999


                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $       353,533     $             0
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)
52,918 shares of Common Stock                                            Mar. 1989                2,322,426             224,902
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A) (B)
22,728 shares of Common Stock                                            Nov. 1992                  175,368             392,058
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)( C)
80,383 shares of Common Stock                                            Nov. 1991                  516,825              65,311
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/00                                                              0               1,567
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/00                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    516,825              66,878
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)
36,395 shares of Common Stock                                            June 1991                  297,225             172,876
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)(D)
215,395 shares of Common Stock                                           June 1992                1,016,815             336,555
-------------------------------------------------------------------------------------------------------------------------------
VitaGen, Inc.*
1,484,123 shares of Series A Preferred Stock                             Jan. 1992                   17,706              17,706
356,190 shares of Series B Preferred Stock                                                            4,294               4,294
                                                                                            ---------------     ---------------
                                                                                                     22,000              22,000
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $     4,704,192     $     1,215,269
                                                                                            ===============     ===============

Supplemental Information: Liquidated Portfolio Investments (E)

                                                                            Cost             Realized Loss           Return
Totals from Liquidated Portfolio Investments                         $   12,138,235         $    (6,168,741)    $     5,969,494
                                                                     ==============         ===============     ===============

                                                                                               Combined             Combined
                                                                                            Unrealized and      Fair Value
                                                                          Cost               Realized Loss      and Return

Totals from Active and Liquidated Portfolio
   Investments                                                       $   16,842,427         $    (9,657,664)    $     7,184,763
                                                                     ==============         ===============     ===============


WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited) - continued
June 30, 1999

(A)  Public company

(B) In May 1999, the Partnership sold 26,000 common shares of KeraVision, Inc. for $268,568 realizing a gain of $67,954.

(C) In May 1999, the Partnership sold 20,000 common shares of La Jolla Pharmaceutical Company for $22,946 realizing a loss of $138,808.

(D) In May 1999, the Partnership sold 10,000 common shares of Targeted Genetics, Inc. for $16,095 realizing a loss of $34,443.

(E)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through June 30, 1999.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                     1999             1998            1999            1998
                                                               ---------------    -------------  ---------------   -------------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $      39,086    $      22,973    $      73,223   $      30,168
   Interest income from portfolio investments                                -            8,438                -           9,940
                                                                 -------------    -------------    -------------   -------------
     Total investment income                                            39,086           31,411           73,223          40,108
                                                                 -------------    -------------    -------------   -------------

   Expenses:
   Management fee                                                       23,867           35,028           49,120          72,637
   Professional fees                                                    17,269           18,961           32,043          39,745
   Insurance expense                                                     8,370           14,300           16,648          28,450
   Mailing and printing                                                  5,253            5,809           10,862          11,411
   Independent General Partners' fees                                    2,500            2,500            5,000           5,000
   Custodial fees                                                          498              718            1,121           1,107
   Other                                                                   795                -              908               -
                                                                 -------------    -------------    -------------   -------------
     Total investment expenses                                          58,552           77,316          115,702         158,350
                                                                 -------------    -------------    -------------   -------------

NET INVESTMENT LOSS                                                    (19,466)         (45,905)         (42,479)       (118,242)

Realized (loss) gain from portfolio investments                       (105,297)         855,038          (68,788)        855,038
                                                                 -------------    -------------    -------------   -------------

NET REALIZED (LOSS) GAIN
   FROM OPERATIONS                                                    (124,763)         809,133         (111,267)        736,796

Change in unrealized depreciation
   of portfolio investments                                           (150,631)   (1,322,746)      (729,121)(1,376,773)
                                                                 -------------    ----------   ------------ ----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                     $    (275,394)   $    (513,613)   $    (840,388)  $    (639,977)
                                                                 =============    =============    =============   =============



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,




                                                                                                   1999              1998
                                                                                              --------------    ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $      (42,479)   $      (118,242)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in accrued interest receivable and other assets                                   16,938            (33,201)
Decrease in payables                                                                                  (7,989)           (30,183)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                   (33,530)          (181,626)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                                          531,920          1,913,743
Cost of portfolio investments purchased                                                                    -           (188,888)
                                                                                              --------------    ---------------
Cash provided from investing activities                                                              531,920          1,724,855
                                                                                              --------------    ---------------

Increase in cash and cash equivalents                                                                498,390          1,543,229

Cash and cash equivalents at beginning of period                                                   3,076,472            593,258
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    3,574,862    $     2,136,487
                                                                                              ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 1999



                                    Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance as of December 31, 1998                            $     55,900            $     5,533,999           $      5,589,899

Net decrease in net assets resulting
   from operations                                               (8,404)                  (831,984)                  (840,388)
                                                           ------------            ---------------           ----------------

Balance as of June 30, 1999                                $     47,496            $     4,702,015 (A)       $      4,749,511
                                                           ============            ===============           ================


(A) The net asset value per unit of limited partnership interest, including an assumed allocation of net unrealized depreciation of investments, was $121 as of June 30, 1999. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner. Cumulative cash distributions paid to Limited Partners total $84 per unit as of June 30, 1999.


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

     The general partners of the Partnership include two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management 2, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner is Medical Venture Holdings, Inc., a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco"). Opco is the successor corporation to Oppenheimer & Co., Inc., following the acquisition and subsequent merger of Oppenheimer & Co., Inc. and CIBC Wood Gundy Corp. in November 1997. Opco is a subsidiary of Canadian Imperial Bank of Commerce. The limited partners of the Managing General Partner are Opco, MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, serves as the sub-manager of the Partnership pursuant to a sub-management agreement between the Managing General Partner and the Sub-Manager. The Sub-Manager has been retained by the Managing General Partner to assist the Managing General Partner in the performance of certain of its duties to the Partnership.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $3.5 million as of June 30, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to June 30, 1999, other timing differences totaling $4.8 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80/20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 1999, the Partnership has a $5.9 million net realized loss from its venture capital investments, including $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred no venture capital fees for the six months ended June 30, 1999. Cumulative venture capital fees incurred from inception to June 30, 1999 totaled $964,000.

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

5.       Litigation

On June 5, 1996, the Partnership and Philippe L. Sommer, among others, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman (the "Action"). The plaintiffs in the Action assert certain causes of action against all defendants, including violations of the securities laws, fraud, fraudulent inducement, civil conspiracy and wrongful sequestration. All of the aforesaid causes of action arise out of the Partnership's investment, with other venture capital funds, in VitaGen, Inc., formerly Hepatix, Inc.,

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in the Action are two of the original founders of Hepatix, Inc. The Action was subsequently removed to Federal District Court in Houston and on October 15, 1996 a motion was made to dismiss the Action against the Partnership and Mr. Sommer.

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

6.       Classification of Investments

As of June 30, 1999, the Partnership's investments were categorized as follows:
                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      4,328,659           $     1,193,269                 25.12%
Preferred Stock                                               375,533                    22,000                  0.47%
                                                     ----------------           ---------------             ----------
Total                                                $      4,704,192           $     1,215,269                 25.59%
                                                     ================           ===============             ==========

Country/Geographic Region
Eastern U.S.                                         $      2,619,651           $       397,778                  8.38%
Midwestern U.S.                                               353,533                         0                  0.00%
Western U.S.                                                1,731,008                   817,491                 17.21%
                                                     ----------------           ---------------             ----------
Total                                                $      4,704,192           $     1,215,269                 25.59%
                                                     ================           ===============             ==========

Industry
Biotechnology                                        $      2,184,398           $       576,309                 12.13%
Medical Devices                                               197,368                   414,058                  8.72%
Medical Services                                            2,322,426                   224,902                  4.74%
                                                     ----------------           ---------------             ----------
Total                                                $      4,704,192           $     1,215,269                 25.59%
                                                     ================           ===============             ==========


* Percentage of net assets is based on fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 1999, the Partnership held $3,574,862 in cash and short-term investments, consisting of $3,044,041 in short-term securities with maturities of less than thirty days and $530,821 in an interest-bearing cash account. Interest from such investments for the three and six months ended June 30, 1999, was $39,086 and $73,223, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts invested in such securities.

During the six months ended June 30, 1999, the Partnership sold certain portfolio securities for cash proceeds totaling $421,277, as discussed below.

The General Partners have determined not to extend the Partnership's originally scheduled termination date of December 31, 1998. Therefore, the Managing General Partner is working toward the ultimate termination of the Partnership and will continue to manage the Partnership, with continued focus on achieving long-term capital appreciation from the Partnership's remaining investment portfolio through the date of termination, which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

It is anticipated that funds needed to cover the Partnership's future operating expenses and follow-on investments, if any, will be obtained from existing cash reserves, interest from short-term investments and proceeds from the sale of portfolio investments.

Results of Operations

For the three and six months ended June 30, 1999, the Partnership had a net realized loss from operations of $124,763 and $111,267, respectively. For the three and six months ended June 30, 1998, the Partnership had a net realized gain from operations of $809,133 and $736,796, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 1999, the Partnership had a net realized loss of $105,297 and $68,788, respectively, from the sale of certain portfolio investments. During the quarter ended June 30, 1999, the Partnership sold the following portfolio securities in the public market: 26,000 common shares of KeraVision, Inc. for $268,568, realizing a gain of $67,954; 20,000 common shares of La Jolla Pharmaceutical Company for $22,946, realizing a loss of $138,808; and 10,000 common shares of Targeted Genetics, Inc. for $16,095, realizing a loss of $34,443. During the first quarter of 1999, the Partnership sold an additional 10,000 common shares of KeraVision, Inc. for $113,668 realizing a gain of $36,509.

For both the three and six months ended June 30, 1998, the Partnership had an $855,038 net realized gain from the sale of its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467.

Investment Income and Expenses - For the three months ended June 30, 1999 and 1998, the Partnership had a net investment loss of $19,466 and $45,905, respectively. The $26,439 favorable change in net investment loss for the 1999 period compared to the same period in 1998, was comprised of a $7,675 increase in investment income and an $18,764 decrease in operating expenses. The increase in investment income included a $16,113 increase in interest income from short-term investments which was partially offset by an $8,438 decrease in interest income from portfolio investments. The increase in income from short-term investments resulted from an increase in funds available for investment in such securities during the 1999 period as compared to the same period in 1998. The reduction in interest income from portfolio investments resulted primarily from a decrease in interest bearing promissory notes held by the Partnership during the 1999 period. The reduction in operating expenses resulted from an $11,161 decrease in the management fee, as discussed below, and a $7,603 net decrease in other operating expenses. The decrease in other operating expenses resulted primarily from a $5,903 decrease in insurance expense due to reduced directors liability insurance premiums.

For the six  months  ended June 30,  1999 and 1998,  the  Partnership  had a net investment loss of $42,479 and $118,242, respectively. The $75,763 favorable change in net investment loss for the 1999 period compared to the same period in 1998, was comprised of a $33,115 increase in investment income and a $42,648 decrease in operating expenses. The increase in investment income included a $43,055 increase in interest income from short-term investments which was partially  offset  by a  $9,940  decrease  in  interest  income  from  portfolio investments. The reduction in operating expenses resulted from a $23,517 decrease in the management fee, as discussed below, and a $19,131 net decrease in other operating expenses. The decrease in other operating expenses resulted primarily from an $11,802 decrease in insurance expense, as discussed above, and a $7,702 decrease in professional fees, primarily due to a decline in legal expenses resulting from the reduced level of activity during the Partnership's liquidation period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended June 30, 1999 and 1998, the management fee was $23,867 and $35,028, respectively. For the six months ended June 30, 1999 and 1998, the management fee was $49,120 and $72,637, respectively. The decline in the management fee for the 1999 periods as compared to the 1998 periods reflects the reduced net asset value of the Partnership, primarily resulting from the reduced value of the Partnership's portfolio investments as of the end of the 1999 periods compared to the corresponding periods in 1998. The management fee is expected to decline in future periods as the Partnership continues with the liquidation of its remaining portfolio investments and subsequent distributions are paid to Partners. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - For the six months ended June 30, 1999, the Partnership had a $729,121 unfavorable change in net unrealized depreciation of investments. During the six month period, the Partnership reduced the fair value of its remaining portfolio investments by $612,061 due to the net downward revaluation of its publicly-traded securities as of the end of the period. Additionally, during the period, $117,060 was transferred from unrealized gain to realized gain in connection with the sale of certain portfolio investments, as discussed above.

For the six months ended June 30, 1998, the Partnership had a $1,376,773 unfavorable change in net unrealized depreciation of investments. During the six month period, the Partnership reduced the fair value of its portfolio investments by $914,656 due to a $145,944 net upward revaluation of its publicly-traded securities, offset by a $1,060,600 net downward revaluation of the Partnership's investment in Abtox, Inc., a privately-held portfolio company. Additionally, during the period, $462,117 was transferred from unrealized gain to realized gain relating to the sale of the Partnership's remaining shares of Gliatech, Inc., as discussed above.

Net Assets - As of June 30, 1999, the Partnership's net assets were $4,749,511, reflecting a decrease of $840,388 from net assets of $5,589,899 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the six month period, comprised of the $729,121 unfavorable change in net unrealized depreciation of investments and the $111,267 net realized loss from operations for the six month period.

As of June 30, 1998, the Partnership's net assets were $6,970,604, reflecting a decrease of $639,977 from net assets of $7,610,581 as of December 31, 1997. This change represents the decrease in net assets resulting from operations for the six month period, comprised of the $1,376,773 unfavorable change in net unrealized depreciation of investments partially offset by the $736,796 net realized gain from operations for the six month period.

As of June 30, 1999 and December 31, 1998, the net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments was $121 and $143, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

The Managing General Partner is responsible to provide or arrange for the provision of administrative services necessary to support the Partnership's operations. The Managing General Partner has arranged for Palmeri Fund Administrators, Inc. (the "Administrator") to provide certain administrative and accounting services for the Partnership, including maintenance of the books and records of the Partnership, maintenance of the Limited Partner database, issuance of financial reports and tax information to Limited Partners and processing distribution payments to Limited Partners. Fees charged by the Administrator are paid directly by the Managing General Partner. The
Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. The Administrator has completed the process of purchase and installation of the necessary software upgrades and patches and new computer hardware for its computer systems to be Y2K compliant.

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

The Partnership's portfolio investments had an aggregate fair value of $1,215,269 as of June 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $121,527.

As of June 30, 1999, the Partnership held short-term investments with remaining maturities of 30 days or less at face value aggregating $3,050,000. These short-term investments were carried at an aggregate amortized cost of $3,044,041 as of June 30, 1999. An assumed 10% decrease in the market interest rate of such short-term investments held by the Partnership as of June 30, 1999, would result in a reduction to the fair value of such investments and an unrealized loss in an amount which is considered to be immaterial.

Market  risk  relating  to  the  Partnership's   other   interest-bearing   cash
equivalents held as of June 30, 1999 is also considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On June 5, 1996, the Partnership and Philippe L. Sommer, among others, were named in an action filed in Harris County, Texas by James Kelly and Norman L. Sussman (the "Action"). The plaintiffs in the Action assert certain causes of action against all defendants, including violations of the securities laws, fraud, fraudulent inducement, civil conspiracy and wrongful sequestration. All of the aforesaid causes of action arise out of the Partnership's investment, with other venture capital funds, in VitaGen, Inc., formerly Hepatix, Inc., a company founded to develop and pursue approval of an extracorporeal liver assist device. The plaintiffs in the Action are two of the original founders of Hepatix, Inc. The Action was subsequently removed to Federal District Court in Houston and on October 15, 1996 a motion was made to dismiss the Action against the Partnership and Mr. Sommer.

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



Date:    August 13, 1999