Form 10-Q
period 1999-09-30
WESTMED VENTURE PARTNERS 2 LP
filed 1999-11-15
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1999


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


Not applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

Schedule of Portfolio Investments as of September 30, 1999 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 1999 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quanitative and Qualitative Disclosure about Market Risk.

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.



WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                           September 30,
                                                                                               1999            December 31,
                                                                                            (Unaudited)              1998
ASSETS

Portfolio investments at fair value (cost $3,410,058 as of
   September 30, 1999 and $5,194,257 as of December 31, 1998)                              $       547,044     $      2,434,455
Cash and cash equivalents                                                                        4,397,339            3,076,472
Receivable from securities sold                                                                     23,382              110,643
Accrued interest receivable                                                                          2,179                1,186
Prepaid insurance                                                                                   29,479               53,072
                                                                                           ---------------     ----------------

TOTAL ASSETS                                                                               $     4,999,423     $      5,675,828
                                                                                           ===============     ================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                                      $        35,830     $         43,337
Litigation settlement reserve                                                                       21,000                    -
Due to Managing General Partner                                                                     29,153               32,592
Due to Independent General Partners                                                                  7,500               10,000
                                                                                           ---------------     ----------------
   Total liabilities                                                                                93,483               85,929
                                                                                           ---------------     ----------------

Partners' Capital:
Managing General Partner                                                                            49,061               55,900
Limited Partners (38,727 Units)                                                                  4,856,879            5,533,999
                                                                                           ---------------     ----------------
   Total Partners' capital                                                                       4,905,940            5,589,899
                                                                                           ---------------     ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                    $     4,999,423     $      5,675,828
                                                                                           ===============     ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
September 30, 1999

                                                                     Initial Investment
Company / Position                                                          Date                  Cost               Fair Value
Abtox, Inc.
454,545 shares of Preferred Stock                                        Mar. 1997          $       353,533     $             0
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)(B)
47,500 shares of Common Stock                                            Mar. 1989                2,084,644             190,000
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)( C)
45,700 shares of Common Stock                                            Nov. 1991                  236,319              22,850
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/00                                                              0                 784
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/00                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    236,319              23,634
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)(D)
26,295 shares of Common Stock                                            June 1991                  214,742             131,475
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)(E)
112,900 shares of Common Stock                                           June 1992                  498,820             179,935
-------------------------------------------------------------------------------------------------------------------------------
VitaGen, Inc.*
1,484,123 shares of Series A Preferred Stock                             Jan. 1992                   17,706              17,706
356,190 shares of Series B Preferred Stock                                                            4,294               4,294
                                                                                            ---------------     ---------------
                                                                                                     22,000              22,000
-------------------------------------------------------------------------------------------------------------------------------
Totals from Active Portfolio Investments                                                    $     3,410,058     $       547,044
                                                                                            ===============     ===============

Supplemental Information: Liquidated Portfolio Investments (F)

                                                                            Cost             Realized Loss           Return
Totals from Liquidated Portfolio Investments                         $      13,432,369      $    (6,611,499)    $     6,820,870
                                                                     =================      ===============     ===============

                                                                                               Combined             Combined
                                                                                            Unrealized and      Fair Value
                                                                          Cost               Realized Loss      and Return
Totals from Active and Liquidated Portfolio
   Investments                                                       $    16,842,427        $    (9,474,513)    $     7,367,914
                                                                     ===============        ===============     ===============

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited) - continued
September 30, 1999

(A) Public company

(B) In September 1999, the Partnership sold 5,418 common shares of Integramed America, Inc. for $21,653, realizing a loss of $216,129.

(C) During the quarter ended September 30, 1999, the Partnership sold 34,683 common shares of La Jolla Pharmaceutical Company for $23,411, realizing a loss of $257,095.

(D) In September 1999, the Partnership sold 10,100 common shares of Synaptic Pharmaceutical Corporation for $88,260,realizing a gain of $5,777.

(E) During the quarter ended September 30, 1999, the Partnership sold 102,495 common shares of Targeted Genetics, Inc. for $163,506, realizing a loss of $354,489.

(F)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through September 30, 1999.


* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)



                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,

                                                                      1999           1998             1999            1998
                                                                -------------    -------------   -------------    --------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                          $     45,354    $      27,493   $     118,577  $         57,661
   Interest and dividend income from portfolio
     investments                                                            -          (18,126)              -            (8,186)
                                                                 ------------    -------------   -------------  ----------------
   Total investment income                                             45,354            9,367         118,577            49,475
                                                                 ------------    -------------   -------------  ----------------

   Expenses:
   Management fee                                                      24,653           32,449          73,773           105,086
   Professional fees                                                    9,169           24,866          41,212            64,611
   Insurance expense                                                    7,956            6,206          24,604            34,656
   Litigation expense                                                  21,000                -          21,000                 -
   Mailing and printing                                                 5,201            7,029          16,063            18,440
   Independent General Partners' fees                                   2,500            2,500           7,500             7,500
   Custodial fees                                                         571              603           1,692             1,710
   Miscellaneous                                                        1,026                -           1,934                 -
                                                                 ------------    -------------   -------------  ----------------
   Total investment expense                                            72,076           73,653         187,778           232,003
                                                                 ------------    -------------   -------------  ----------------

NET INVESTMENT LOSS                                                   (26,722)         (64,286)        (69,201)         (182,528)

Net realized loss from portfolio investments                         (442,758)      (1,543,313)       (511,546)         (688,275)
                                                                 ------------    -------------   -------------  ----------------

NET REALIZED LOSS FROM OPERATIONS                                    (469,480)      (1,607,599)       (580,747)         (870,803)

Change in unrealized depreciation of investments                      625,909        1,094,376        (103,212)         (282,397)
                                                                 ------------    -------------   -------------  ----------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS                              $    156,429    $    (513,223)  $    (683,959) $     (1,153,200)
                                                                 ============    =============   =============  ================


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,



                                                                                                   1999              1998
                                                                                              --------------    ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $      (69,201)   $      (182,528)
Adjustments to reconcile net investment loss to cash used for operating activities:
Decrease (increase) in receivables and other assets                                                   22,600            (12,700)
Increase (decrease) in liabilities, net                                                                7,554            (16,963)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                   (39,047)          (212,191)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

Cost of portfolio investments purchased                                                                    -           (188,888)
Net proceeds from sale of portfolio investments                                                    1,359,914          1,913,743
                                                                                              --------------    ---------------
Cash provided by investing activities                                                              1,359,914          1,724,855
                                                                                              --------------    ---------------

Increase in cash and cash equivalents                                                              1,320,867          1,512,664
Cash and cash equivalents at beginning of period                                                   3,076,472            593,258
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    4,397,339    $     2,105,922
                                                                                              ==============    ===============


Supplemental disclosure of non-cash investing activities:

Receivable from securities sold                                                               $       23,382     $      386,107
                                                                                              ==============     ==============




See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 1999


                                    Managing
                                                              General                  Limited
                                                              Partner                 Partners                     Total

Balance as of December 31, 1998                            $     55,900            $     5,533,999           $      5,589,899

Net decrease in net assets resulting
   from operations                                               (6,839)                  (677,120)                  (683,959)
                                                           ------------            ---------------           ----------------

Balance as of September 30, 1999                           $     49,061            $     4,856,879(A)        $      4,905,940
                                                           ============            ===============           ================


(A) The net asset value for each $500 unit of limited partnership interest ("Unit"), including an assumed allocation of net unrealized depreciation of investments, was $125 as of September 30, 1999. Such per unit amount is based on average allocations to all limited partners and does not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner. Cumulative cash distributions paid to limited partners total $84 per Unit as of September 30, 1999.


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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. Net unrealized depreciation of $2.9 million as of September 30, 1999, which was recorded for financial statement purposes, has not been recognized for tax purposes. Additionally, from inception to September 30, 1999, other timing differences totaling $4.8 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited) - continued

and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80/20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to September 30, 1999, the Partnership has a $6.4 million net realized loss from its venture capital investments, including $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred no venture capital fees for the nine months ended September 30, 1999. Cumulative venture capital fees incurred from inception to September 30, 1999 totaled $964,000.

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

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. On September 13, 1999, a mediation was held between the parties and the matter was settled in principal. Under the current terms of the settlement, the defendants would be required to pay $175,000, of which the Partnership's share would be $21,000, exclusive of legal fees.

6.       Classification of Investments

As of September 30, 1999, the Partnership's investments were categorized as follows:

                                                                                                             Percentage of
Type of Investments                                        Cost                    Fair Value                 Net Assets*
-------------------                                  ----------------           ---------------               -----------
Common Stock                                         $      3,034,525           $       525,044                 10.70%
Preferred Stock                                               375,533                    22,000                  0.45%
                                                     ----------------           ---------------             ----------
Total                                                $      3,410,058           $       547,044                 11.15%
                                                     ================           ===============             ==========

Country/Geographic Region
Eastern U.S.                                         $      2,299,386           $       321,475                  6.55%
Midwestern U.S.                                               353,533                         0                  0.00%
Western U.S.                                                  757,139                   225,569                  4.60%
                                                     ----------------           ---------------             ----------
Total                                                $      3,410,058           $       547,044                 11.15%
                                                     ================           ===============             ==========

Industry
Biotechnology                                        $      1,303,414           $       335,044                  6.83%
Medical Services                                            2,084,644                   190,000                  3.87%
Medical Devices                                                22,000                    22,000                  0.45%
                                                     ----------------           ---------------             ----------
Total                                                $      3,410,058           $       547,044                 11.15%
                                                     ================           ===============             ==========

* Percentage of net assets is based on fair value.

7.       Subsequent Events

Subsequent to the end of the quarter, from October 1, 1999 to November 11, 1999, the Partnership sold the following securities: 44,500 common shares of Integramed America, Inc. for $152,097; its remaining 45,700 common shares of La Jolla Pharmaceutical Company for $19,661; its remaining 112,900 common shares of Targeted Genetics, Inc. for $158,849; and its remaining 26,295 common shares of Synaptic Pharmaceutical Corporation for $112,404. These transactions will be reflected in the Partnership's operating results for the period ending December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 1999, the Partnership held $4,397,339 in cash and short-term investments, consisting of $3,982,890 in short-term securities with maturities of less than thirty days and $414,449 in an interest-bearing cash account. Interest from such investments for the three and nine months ended September 30, 1999, was $45,354 and $118,577, respectively. Interest earned from short-term investments in future periods is subject to fluctuations in short-term interest rates and changes in amounts invested in such securities.

During the nine months ended September 30, 1999, the Partnership sold certain portfolio securities for cash proceeds totaling $1,272,653, as discussed below.

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

Results of Operations

For the three and nine months ended September 30, 1999, the Partnership had a net realized loss from operations of $469,480 and $580,747, respectively. For the three and nine months ended September 30, 1998, the Partnership had a net realized loss from operations of $1,607,599 and $870,803, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and nine months ended September 30, 1999, the Partnership had a net realized loss of $442,758 and $511,546, respectively, from the sale of certain portfolio investments. During the quarter ended September 30, 1999, the Partnership sold portfolio securities in the public market for net proceeds totaling $851,376 resulting in an aggregate net realized loss of $442,758 as follows: 5,418 common shares of Integramed America, Inc. for $21,653, realizing a loss of $216,129; 22,728 common shares of KeraVision, Inc. for $554,546, realizing a gain of $379,178; 34,683 common shares of La Jolla Pharmaceutical Company for $23,411, realizing a loss of $257,095; 10,100 common shares of Synaptic Pharmaceutical Corporation for $88,260, realizing a gain of $5,777; and 102,495 common shares of Targeted Genetics, Inc. for $163,506, realizing a loss of $354,489. During the first six months of calendar year 1999, the Partnership sold portfolio securities for net proceeds totaling $421,277, resulting in a net realized loss of $68,788 as follows: 36,000 common shares of KeraVision, Inc. for $382,236, realizing a gain of $104,463; 20,000 common shares of La Jolla Pharmaceutical Company for $22,946, realizing a loss of $138,808; and 10,000 common shares of Targeted Genetics, Inc. for $16,095, realizing a loss of $34,443.

For the three and nine months ended September 30, 1998, the Partnership had a net realized loss of $1,543,313 and $688,275, respectively, from the liquidation of certain portfolio investments. During the quarter ended September 30, 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. in connection with the settlement of a lawsuit between Sennes and certain shareholders, including the Partnership, against Baylor College of Medicine, an original investor in Sennes. The Partnership received $386,107 in exchange for its holdings in Sennes and release of all claims against Baylor. The transaction resulted in a realized loss of $836,246. The Partnership realized an additional loss of $707,067, on September 30, 1998, from the partial write-off of its $1.6 million investment in Abtox, Inc. During the first half of 1998, the Partnership sold its remaining 104,210 shares of Gliatech, Inc. common stock for $1,656,467, realizing a gain of $855,038.

Investment Income and Expenses - For the three months ended September 30, 1999 and 1998, the Partnership had a net investment loss of $26,722 and $64,286, respectively. The $37,564 favorable change in net investment loss for the 1999 period compared to the same period in 1998, was comprised of a $35,987 increase in investment income and a $1,577 decrease in operating expenses. The increase in investment income includes a $17,861 increase in interest income from short-term investments, which resulted from an increase in funds available for investment in such securities during the 1999 period as compared to the same period in 1998. Additionally, interest income from portfolio investments for the 1998 period included a one-time reversal of $18,126 of accrued interest relating to promissory notes due from VitaGen, Inc., formerly Hepatix, Inc. Such interest was waived by the Partnership and other shareholders of VitaGen in connection with a Series B preferred stock financing completed by VitaGen during the three month period ended September 30, 1998.

The reduction in operating expenses for the three months ended September 30, 1999, primarily resulted from a $15,697 decrease in professional fees, reflecting the reversal of certain legal fee accruals during the 1999 period, and a $7,796 decrease in the management fee, as discussed below. These reduced expenses were partially offset by a $21,000 litigation expense reserve, recorded during the quarter ended September 30, 1999, relating to a pending settlement of the VitaGen, Inc. litigation, as previously disclosed. See Note 5 of Notes to Financial Statements.

For the nine months ended September 30, 1999 and 1998, the Partnership had a net investment loss of $69,201 and $182,528, respectively. The $113,327 favorable change in net investment loss for the 1999 period compared to the same period in 1998, was comprised of a $69,102 increase in investment income and a $44,225 decrease in operating expenses. The increase in investment income was comprised of a $60,916 increase in interest income from short-term investments and a favorable change of $8,186 in interest income from portfolio investments. As discussed above, the increase in investment income resulted from an increase in interest earned from short-term investments and the reversal of accrued interest relating to the promissory notes due from VitaGen.

The $44,225 reduction in operating expenses for the nine months ended September 30, 1999, compared to the same period in 1998, primarily resulted from a $31,313 decrease in the management fee, as discussed below. Additionally, professional fees declined by $23,399 due to a reversal of certain legal fee accruals and a general reduction in accounting and legal fees reflecting the Partnership's reduced activity during its liquidation period. Insurance expense also declined by $10,052 due to reduced directors liability insurance premiums. These reduced expenses were partially offset by the $21,000 litigation expense reserve, recorded during the quarter ended September 30, 1999, as discussed above.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended September 30, 1999 and 1998, the management fee was $24,653 and $32,449, respectively. For the nine months ended September 30, 1999 and 1998, the management fee was $73,773 and $105,086, respectively. The decline in the management fee for the 1999 periods as compared to the 1998 periods reflects the reduced net asset value of the Partnership, primarily resulting from the reduced value of the Partnership's portfolio investments as of the end of the 1999 periods compared to the corresponding periods in 1998. To the extent possible, the management fee and other operating expenses are paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 1999, the Partnership had a $103,212 unfavorable change in net unrealized depreciation of investments. During the nine month period, the Partnership reduced the fair value of its remaining portfolio investments by $628,898 due to the net downward revaluation of its publicly-traded securities as of the end of the period. This decrease was partially offset by the net transfer of $525,686 from unrealized loss to realized loss resulting from the sale of certain portfolio investments, as discussed above.

For the nine months ended September 30, 1998, the Partnership had a $282,397 unfavorable change in net unrealized depreciation of investments. During the nine month period, the Partnership reduced the fair value of its remaining portfolio investments by $1,433,511. This change was the result of the $1,060,600 net downward revaluation of the Partnership's investment in Abtox, Inc., a privately-held portfolio company, and a $372,911 net downward revaluation of the Partnership's publicly-traded securities, due to lower public market prices of such securities at the end of the period. This decrease was partially offset by the net transfer of $1,151,114 from unrealized loss to realized loss resulting from the sale of certain portfolio investments, as discussed above.

Net Assets - As of September 30, 1999, the Partnership's net assets were $4,905,940, reflecting a decrease of $683,959 from net assets of $5,589,899 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the nine month period ended September 30, 1999, comprised of the $580,747 net realized loss from operations and the $103,212 unfavorable change in net unrealized depreciation of investments.

As of September 30, 1998, the Partnership's net assets were $6,457,381, reflecting a decrease of $1,153,200 from net assets of $7,610,581 as of December 31, 1997. This change represents the decrease in net assets resulting from operations for the nine month period ended September 30, 1998, comprised of the $870,803 net realized loss from operations and the $282,397 unfavorable change to unrealized depreciation of investments.

As of September 30, 1999 and December 31, 1998, the net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments was $125 and $143, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

The Administrator has assessed its computer hardware and software systems, specifically as they relate to the operations of the Partnership. As part of this investigation of potential Y2K concerns, the Administrator contracted with an outside computer service provider to examine all of the Administrator's computer hardware and software applications. This review and evaluation has been completed. Additionally, the Administrator has completed the purchase and installation of the necessary software upgrades and patches and new computer hardware required for its computer systems to be Y2K compliant. The Administrator expects to complete the testing of its systems by November 1999.

Additionally, the Administrator has contacted the outside service providers used to assist the Administrator or the Managing General Partner with the administration of the Partnership's operations to ascertain whether these entities are addressing the Y2K issue within their own operation. There can be no guarantee that the Administrator's systems or that systems of other companies providing services to the Partnership will be corrected in a timely manner. The estimated costs to the Partnership, relating to the investigation or correction of Y2K problems affecting the Partnership's operations, are expected to be nominal, if any.

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

The Partnership's portfolio investments had an aggregate fair value of $547,044 as of September 30, 1999. An assumed 10% decline from this fair value, including an assumed 10% decline of the per share market prices of the Partnership's publicly-traded securities, would result in a reduction to the fair value of such investments and a corresponding unrealized loss of $54,704.

As of September 30, 1999, the Partnership held short-term investments with remaining maturities of 30 days or less at face value aggregating $4,000,000. These short-term investments were carried at an aggregate amortized cost of $3,982,890 as of September 30, 1999. An assumed 10% decrease in the market interest rate of such short-term investments held by the Partnership as of September 30, 1999, would result in a reduction to the fair value of such investments and an unrealized loss in an amount which is considered to be immaterial.

Market  risk  relating  to  the  Partnership's   other   interest-bearing   cash
equivalents held as of September 30, 1999 is also considered to be immaterial.

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

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. On September 13, 1999, a mediation was held between the parties and the matter was settled in principal. Under the current terms of the settlement, the defendants would be required to pay $175,000, of which the Partnership's share would be $21,000, exclusive of legal fees.

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



Date:    November 15, 1999