Form 10-K
period 1999-12-31
WESTMED VENTURE PARTNERS 2 LP
filed 2000-03-30
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the Fiscal Year Ended December 31, 1999

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.

--------------------------------------------------------------------------------
                         (Exact name of registrant as specified in its charter)


Delaware                                                             13-3473015
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

CIBC Oppenheimer Tower, World Financial Center

New York, New York                                                     10281
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (212) 667-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
      None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 15, 2000, 38,727 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                                     PART I

Item 1.       Business.
              --------

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

The Venture Capital Investments

From its inception to December 31, 1999, the Partnership had invested $16,842,427 in twelve portfolio companies, including venture capital fees and other acquisition costs totaling $1,063,133. During 1999, the Partnership sold or wrote-off securities having an aggregate cost of $5,194,257, resulting in a loss of $3,449,633. These transactions and other events affecting the Partnership's portfolio investments during 1999 are listed below.

During 1999, the Partnership sold its remaining investment in the following portfolio companies:

o 100,383 common shares of La Jolla Pharmaceutical Company and a warrant to purchase an additional 12,538 common shares of La Jolla Pharmaceutical at $6.00 per share for $71,761, realizing a loss of $606,818,

o 52,918 common shares of Integramed America, Inc. for $182,567, realizing a loss of $2,139,859,

o 36,395 common shares of Synaptic Pharmaceutical Corporation for $200,664, realizing a loss of $96,561,

o 225,395 common shares of Targeted Genetics, Inc. for $338,450, realizing a loss of $728,903,

o 58,728 common shares of KeraVision, Inc. for $936,782, realizing a gain of $483,641,

o the remaining holdings of VitaGen, Inc. for $14,400, realizing a loss of $7,600.

Also during 1999, the Partnership realized a loss of $353,533 from the write-off of its remaining investment in Abtox, Inc.

As of December 31, 1999, the Partnership had liquidated all of its portfolio investments, except for a warrant to purchase 5,015 common shares of La Jolla Pharmaceutical Company at $5.00 per share, which expires on June 3, 2000. The warrant, which was acquired in a private transaction, is not listed in a public market, has no cost basis and had a fair value of $0 as of December 31, 1999. The investments liquidated by the Partnership through December 31, 1999 had an aggregate cost of $16,842,427. These investments returned $7,292,841 to the Partnership, resulting in a net realized loss of $9,549,586. Additionally, from its inception to December 31, 1999, the Partnership earned $239,574 of interest and other income from its portfolio investments. As a result, as of December 31, 1999, the Partnership had a cumulative net realized loss of $9,310,012 from its portfolio of venture capital investments.

Termination

The Managing General Partner is pursuing the termination of the Partnership as soon as practical with the goal of maximizing returns to Partners. The Partnership's originally scheduled termination date was December 31, 1998, with provision for extension for two additional two-year periods. The Independent General Partners determined not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

Competition

The Partnership encounters competition from other entities having similar investment objectives. Primary competition for venture capital investments has been from venture capital partnerships, venture capital affiliates of large industrial and financial companies, small business investment companies and wealthy individuals. Competition has also been from foreign investors and from large industrial and financial companies investing directly rather than through venture capital affiliates. The Partnership has frequently been a co-investor with other professional venture capital groups and these relationships have expanded the Partnership's access to investment opportunities. However, as discussed, the Partnership is pursuing its termination and will not make any additional investments.

Employees

The Partnership has no employees. The Managing General Partner, subject to the supervision of the Independent General Partners, manages and controls the Partnership's venture capital investments. The Managing General Partner is responsible for the management and administrative services necessary for the operation of the Partnership, including managing the Partnership's short-term investments. The Sub-Manager, subject to the supervision of the Managing General Partner and Individual General Partners, has provided management services in connection with the Partnership's venture capital investments. Fees paid to the Sub-Manager are paid directly by the Managing General Partner.

Item 2.       Properties.
              ----------

The Partnership does not own or lease physical properties.

Item 3.       Legal Proceedings.
              -----------------

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

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. On September 13, 1999, a mediation was held between the parties and the matter was settled in principal. Under the current terms of the settlement, the defendants paid $175,000, of which the Partnership's share was $21,000, exclusive of legal fees.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

There is no established public trading market for the Units and it is not anticipated that any public market for the Units will develop. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The approximate number of individual holders of Units as of March 15, 2000 was 3,496.

On January 28, 2000, the Partnership paid a cash distribution to Partners totaling $4,342,118. Limited Partners of record on December 31, 1999 received $4,298,697 or $111 per Unit and the Managing General Partner received $43,421. There were no cash distributions paid during the years ended December 31, 1998 and 1997. Cumulative cash distributions paid to Partners from inception through December 31, 1999 totaled $7,631,835, including $7,555,517 to the Limited
Partners, or approximately $195 per Unit, and $76,318 to the Managing General Partner.

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

Item 6.       Selected Financial Data.
              -----------------------

($ In Thousands, Except For Per Unit Information)
                                                                           Years Ended December 31,
                                                           1999           1998            1997           1996           1995
                                                       -----------     -----------    -----------    -----------    --------

Total assets                                           $     4,897     $     5,676    $     7,724    $    11,494    $    12,324

Net assets                                                     512           5,590          7,611          8,324         12,192

Cash distributions paid and accrued to Partners              4,342               -              -          3,012              -

Cumulative cash distributions paid and accrued
   to Partners                                               7,632           3,290          3,290          3,290            278

Net investment loss                                            (46)           (189)          (264)          (190)           (63)

Realized (loss) gain on investments                         (3,450)         (2,301)           227         (1,025)           (91)

Change in unrealized depreciation of
   investments                                               2,760             469           (677)           359           (800)

Change in net assets resulting from operations                (736)         (2,021)          (714)          (856)          (953)

PER UNIT OF LIMITED PARTNERSHIP INTEREST:*

Net asset value, including net unrealized
   depreciation of investments                               $  13            $143        $   195         $  213        $   312

Net investment loss                                             (1)             (5)            (7)            (5)            (2)

Net realized (loss) gain on investments                        (88)            (59)             6            (26)            (2)

Change in unrealized depreciation of
   investments                                                  70              12            (17)             9            (20)

Cash distributions                                             111               -              -             77              -

Cumulative cash distributions                                  195              84             84             84              7

* Limited Partners were admitted to the Partnership in 12 separate closings from October 1, 1988 to October 1, 1989. Per Unit amounts shown above are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        -----------------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 1999, the Partnership had a cash and cash equivalent balance of $4,867,693, comprised of $4,380,298 in a short-term investment with a maturity of less than one year and $487,395 in an interest-bearing cash account. For the years ended December 31, 1999, 1998 and 1997, the Partnership earned interest from such investments totaling $179,018, $92,422, and $49,199, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities.

Subsequent to the end of the year, on January 28, 2000, the Partnership paid a cash distribution to Partners totaling $4,342,118. Limited Partners of record on December 31, 1999 received $4,298,697 or $111 per Unit and the Managing General Partner received $43,421. There were no cash distributions paid during the years ended December 31, 1998 and 1997. Cumulative cash distributions paid to Partners from inception through December 31, 1999 total $7,631,835, including $7,555,517 to the Limited Partners, or approximately $195 per Unit, and $76,318 to the Managing General Partner.

The Partnership will not make any additional portfolio investments. Generally, net proceeds received from the sale of portfolio investments are distributed to Partners as soon as practicable, after an adequate reserve for operating expenses. Funds needed to cover the Partnership's future operating expenses primarily will be obtained from the Partnership's existing cash reserves.

The Managing General Partner is pursuing the termination of the Partnership as soon as practical with the goal of maximizing returns to Partners. The Partnership's originally scheduled termination date was December 31, 1998, with provision for extension for two additional two-year periods. The Independent General Partners determined not to extend the Partnership's termination date. However, pursuant to the Partnership Agreement and Delaware Law, the Managing General Partner will continue to manage the Partnership through its date of liquidation, which will occur when it has satisfied all liabilities and obligations to creditors and has sold, distributed or otherwise disposed of its investments in portfolio companies.

Results of Operations

For the years ended December 31, 1999, 1998 and 1997, the Partnership had a net realized loss from operations of $3,495,788, $2,490,260 and $36,438, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest, dividends and other income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 1999, the Partnership had a $3,449,633 net realized loss from its portfolio investments. During 1999, the Partnership sold the following publicly-traded securities: 100,383 common shares of La Jolla Pharmaceutical Company and a warrant to purchase an additional 12,538 common shares of La Jolla Pharmaceutical at $6.00 per share for $71,761, realizing a loss of $606,818; 52,918 common shares of Integramed America, Inc. for $182,567, realizing a loss of $2,139,859; 36,395 common shares of Synaptic Pharmaceutical Corporation for $200,664, realizing a loss of $96,561; 225,395 common shares of Targeted Genetics, Inc. for $338,450, realizing a loss of $728,903; 58,728 common shares of KeraVision, Inc. for $936,782, realizing a gain of $483,641; and the remaining holdings of VitaGen, Inc. (formerly Hepatix, Inc.) for $14,400, realizing a loss of $7,600. Also during 1999, the Partnership realized a loss of $353,533 from the write-off of its remaining investment in Abtox, Inc.

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

Investment Income and Expenses - For the years ended December 31, 1999, 1998 and 1997, the Partnership had a net investment loss of $46,155, $188,829 and $263,637, respectively.

The $142,674 favorable change in net investment loss for 1999 compared to 1998 resulted from a $94,782 increase in investment income and a $47,892 reduction in operating expenses. The increase in investment income primarily resulted from an $86,596 increase in interest earned from short-term investments for 1999 compared to 1998. This increase resulted from an increase in amounts invested in short-term securities during 1999 compared to 1998 resulting from proceeds received from the liquidation of most of the Partnership's remaining portfolio investments during 1999. The Partnership invests such proceeds in short-term securities until the funds are either used for operations or distributed to Partners. The remaining positive variance in investment income for 1999 compared to 1998, resulted from the one-time write-off, during 1998, of accrued interest relating to promissory notes due from VitaGen, Inc. The decrease in operating expenses for 1999 primarily resulted from a $56,833 decrease in the management fee, as discussed below. Additionally, a net decrease in other operating expenses of $12,059 was offset by a one-time payment of $21,000 relating to the September 1999 settlement of the VitaGen litigation. See note 6 of notes to financial statements for additional information.

The $74,808 favorable change in net investment loss for 1998 compared to 1997 resulted from a $46,900 reduction in operating expenses and a $27,908 increase in investment income. The decrease in operating expenses for 1998 primarily resulted from a $27,307 decrease in the management fee, as discussed below, and a $22,764 decrease in insurance expense due to reduced liability insurance premiums. The increase in investment income primarily resulted from a $43,223 increase in interest earned from short-term investments due to an increase in the amount of funds available for investment in such securities during the 1998 period compared to the same period in 1997. Partially offsetting the increase in interest from short-term investments was a $15,315 negative variance in interest and dividend income from portfolio investments for the 1998 period compared to 1997, primarily due to the write-off, during 1998, of accrued interest relating to promissory notes due from VitaGen, Inc., as discussed above.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the years ended December 31, 1999, 1998 and 1997 the management fee was $76,345, $133,178 and $160,485, respectively. The steady decline in the management fee over the three-year period ended December 31, 1999, reflects the reduced net asset value of the Partnership during this period. The Partnership's net asset value was reduced during this period by reductions to the fair value of its portfolio investments and cash distributions paid or accrued to Partners. The management fee will continue to decline as the Partnership continues with its liquidation. To the extent possible, the management fee and other operating expenses have been paid with funds provided from operations. Funds provided from operations are obtained from interest received from short-term investments, interest and dividend income from portfolio investments and proceeds from the sale of portfolio investments. As noted above, funds needed to cover the Partnership's future operating expenses primarily will be obtained from its existing cash reserves.

Unrealized Gains and Losses and Changes in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 1999, the Partnership had a $2,759,802 favorable net change in unrealized depreciation of investments. During 1999, $3,388,700 was transferred from unrealized loss to realized loss in connection with the portfolio investments sold or written-off during the year, as discussed above. Partially offsetting this favorable change was a $628,898 net downward revaluation of the Partnership's portfolio investments during 1999.

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

As of December 31, 1999, the Partnership's net assets were $511,795, reflecting a decrease of $5,078,104 from net assets of $5,589,899 as of December 31, 1998. This change represents the $4,342,188 accrued cash distribution to Partners, paid in January 2000, and the $735,986 decrease in net assets resulting from operations for 1999. The decrease in net assets resulting from operations for 1999 was comprised of the $3,495,788 net realized loss from operations partially offset by the $2,759,802 favorable change in net unrealized depreciation of investments for 1999.

As of December 31, 1998, the Partnership's net assets were $5,589,899, reflecting a decrease of $2,020,682 from net assets of $7,610,581 as of December 31, 1997. This change represents the decrease in net assets resulting from operations for 1998, comprised of the $2,490,260 net realized loss from operations, partially offset by the $469,578 favorable change in net unrealized depreciation of investments for 1998.

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

The net asset value per $500 Unit, including an allocation of the net unrealized depreciation of investments, as of December 31, 1999, 1998 and 1997 was $13, $143 and $195, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

As of December 31, 1999, the Partnership held one short-term investment in a discounted commercial paper instrument with a remaining maturity of 30 days. This short-term investment was carried at an aggregate amortized cost of $4,380,298 as of December 31, 1999. An assumed 10% increase in the market interest rate of such short-term investment held by the Partnership as of December 31, 1999, would result in a reduction to the fair value of such investment and an unrealized loss which is considered to be immaterial.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of December 31, 1999 is considered to be immaterial.

Item 8.       Financial Statements and Supplementary Data.
              -------------------------------------------


                                                WESTMED VENTURE PARTNERS 2, L.P.
                                      INDEX

Independent Auditors' Report

Balance Sheets as of December 31, 1999 and 1998

Schedule of Portfolio Investments as of December 31, 1999

Schedule of Portfolio Investments as of December 31, 1998

Statements of Operations for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

Notes to Financial Statements

NOTE - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

WestMed Venture Partners 2, L.P.:

We have audited the accompanying balance sheets of WestMed Venture Partners 2, L.P. (the "Partnership"), including the schedules of portfolio investments, as of December 31, 1999 and 1998, and the related statements of operations, cash flows, and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned at December 31, 1999 and 1998 by correspondence with the custodian; where confirmation was not possible, we performed other audit procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WestMed Venture Partners 2, L.P. at December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As explained in Note 2, the financial statements include securities valued at $22,000 at December 31, 1998, representing .004% of net assets, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Deloitte & Touche LLP

New York, New York
February 25, 2000

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

December 31,

                                                                                                 1999                1998
                                                                                            ---------------    ----------
ASSETS

Portfolio investments at fair value (cost of $0 as of December 31, 1999
   and $5,194,257 as of December 31, 1998)                                                  $             0    $      2,434,455
Cash and cash equivalents                                                                         4,867,693           3,076,472
Receivable from security sold                                                                         5,743             110,643
Accrued interest receivable                                                                           1,205               1,186
Prepaid insurance                                                                                    22,289              53,072
                                                                                            ---------------    ----------------

TOTAL ASSETS                                                                                $     4,896,930    $      5,675,828
                                                                                            ===============    ================



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                   $     4,342,118    $              -
Accounts payable and accrued expenses                                                                40,445              43,337
Due to Managing General Partner                                                                       2,572              32,592
Due to Independent General Partners                                                                       -              10,000
                                                                                            ---------------    ----------------
   Total liabilities                                                                              4,385,135              85,929
                                                                                            ---------------    ----------------

Partners' Capital:
Managing General Partner                                                                              5,119              55,900
Limited Partners (38,727 Units)                                                                     506,676           5,533,999
                                                                                            ---------------    ----------------
   Total Partners' capital                                                                          511,795           5,589,899
                                                                                            ---------------    ----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                     $     4,896,930    $      5,675,828
                                                                                            ===============    ================




See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS

As of December 31, 1999

                                                                           Initial
                                                                         Investment

Company / Position                                                          Date                  Cost               Fair Value

La Jolla Pharmaceutical Company(A)

Warrant to purchase 5,015 shares of Common Stock                         Nov. 1991          $                   $
   at $5.00 per share, expiring 6/3/00                                                                    0                   0
                                                                                            ---------------     ---------------

Active Portfolio Investments                                                                $             0     $             0
                                                                                            ===============     ===============

Supplemental Information: Liquidated Portfolio Investments (D)

                                                                            Cost            Realized Loss       Return

Liquidated Portfolio Investments (B) (C)                             $      16,842,427      $    (9,549,586)    $     7,292,841
                                                                     =================      ===============     ===============

                                                                                              Combined            Combined
                                                                                          Unrealized and        Fair Value

                                                                          Cost              Realized Loss       and Return

Active and Liquidated Portfolio Investments                          $      16,842,427      $    (9,549,586)    $     7,292,841
                                                                     =================      ===============     ===============


(A) During 1999, the Partnership sold its remaining 100,383 common shares of La Jolla Pharmaceutical Company and a warrant to purchase an additional 12,538 common shares of La Jolla Pharmaceutical at $6.00 per share for $71,761, realizing a loss of $606,818.

(B) During 1999, the Partnership sold its remaining investment in the following portfolio companies:

o 52,918 common shares of Integramed America, Inc. for $182,567, realizing a loss of $2,139,859,

o 36,395 common shares of Synaptic Pharmaceutical Corporation for $200,664, realizing a loss of $96,561,

o 225,395 common shares of Targeted Genetics, Inc. for $338,450, realizing a loss of $728,903,

o 58,728 common shares of KeraVision, Inc. for $936,782, realizing a gain of $483,641,

o its remaining holdings of VitaGen, Inc. for $14,400, realizing a loss of $7,600.

(C) During 1999, the Partnership realized a loss of $353,533 from the write-off of its remaining investment in Abtox, Inc.

(D)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1999.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS

As of December 31, 1998

                                                                     Initial Investment

Company / Position                                                          Date                  Cost               Fair Value

Abtox, Inc.

454,545 shares of Preferred Stock                                        Mar. 1997          $       353,533     $             0
-------------------------------------------------------------------------------------------------------------------------------
Integramed America, Inc.(A)

52,918 shares of Common Stock                                            Mar. 1989                2,322,426             274,512
-------------------------------------------------------------------------------------------------------------------------------
KeraVision, Inc.(A)

58,728 shares of Common Stock                                            Nov. 1992                  453,141             840,545
-------------------------------------------------------------------------------------------------------------------------------
La Jolla Pharmaceutical Company(A)

100,383 shares of Common Stock                                           Nov. 1991                  678,579             451,724
25,076 warrants to purchase 12,538 shares of Common
   Stock at $6.00 per share, expiring 6/3/99                                                              0               3,918
Warrant to purchase 5,015 shares of Common Stock
   at $5.00 per share, expiring 6/3/99                                                                    0                   0
                                                                                            ---------------     ---------------
                                                                                                    678,579             455,642
-------------------------------------------------------------------------------------------------------------------------------
Synaptic Pharmaceutical Corporation(A)

36,395 shares of Common Stock                                            June 1991                  297,225             545,925
-------------------------------------------------------------------------------------------------------------------------------
Targeted Genetics, Inc.(A)

225,395 shares of Common Stock                                           June 1992                1,067,353             295,831
-------------------------------------------------------------------------------------------------------------------------------
VitaGen, Inc.*
1,484,123 shares of Series A Preferred Stock                             Jan. 1992                   17,706              17,706
356,190 shares of Series B Preferred Stock                               Oct.1997                     4,294               4,294
                                                                                            ---------------     ---------------
                                                                                                     22,000              22,000
-------------------------------------------------------------------------------------------------------------------------------
Active Portfolio Investments                                                                $     5,194,257     $     2,434,455
                                                                                            ===============     ===============

Supplemental Information: Liquidated Portfolio Investments (B)

                                                                          Cost               Realized Loss           Return

Liquidated Portfolio Investments                                     $   11,648,170         $    (6,099,953)    $     5,548,217
                                                                     ==============         ===============     ===============

                                                                                             Combined               Combined
                                                                                          Unrealized and        Fair Value

                                                                          Cost             Realized Loss           and Return

Active and Liquidated Portfolio Investments                          $    16,842,427        $    (8,859,755)    $     7,982,672
                                                                     ===============        ===============     ===============

 (A) Public company

 (B) Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through December 31, 1998.

* May be deemed an affiliated person of the Partnership as defined in the Investment Company Act of 1940.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

                                                                                  1999             1998               1997
                                                                             -------------    ---------------     --------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                      $     179,018    $        92,422     $      49,199
   Interest and dividend income from portfolio investments                               -             (8,186)            7,129
                                                                             -------------    ---------------     -------------
     Total investment income                                                       179,018             84,236            56,328
                                                                             -------------    ---------------     -------------

   Expenses:
   Management fee                                                                   76,345            133,178           160,485
   Professional fees                                                                56,387             66,082            66,797
   Litigation expense                                                               21,000                  -                 -
   Mailing and printing                                                             21,902             26,105            21,617
   Insurance expense                                                                31,794             35,388            58,152
   Custodial fees                                                                    2,390              2,312             2,664
   Independent General Partners' fees                                               10,000             10,000            10,000
   Other                                                                             5,355                  -               250
                                                                             -------------    ---------------     -------------
     Total investment expenses                                                     225,173            273,065           319,965
                                                                             -------------    ---------------     -------------

NET INVESTMENT LOSS                                                                (46,155)          (188,829)         (263,637)

Net realized (loss) gain from investments                                       (3,449,633)        (2,301,431)          227,199
                                                                             -------------    ---------------     -------------

NET REALIZED LOSS FROM OPERATIONS                                               (3,495,788)        (2,490,260)          (36,438)

Change in unrealized depreciation of investments                                 2,759,802            469,578          (676,802)
                                                                             -------------    ---------------     -------------

NET DECREASE IN NET ASSETS RESULTING

   FROM OPERATIONS                                                           $    (735,986)   $    (2,020,682)    $    (713,240)
                                                                             =============    ===============     =============



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

                                                                                1999              1998               1997
                                                                           --------------     --------------    ---------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                        $      (46,155)    $     (188,829)   $      (263,637)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease (increase) in receivables and other assets                                30,764             (8,547)           (13,624)
Decrease in payables                                                              (42,912)           (27,934)           (44,228)
                                                                           --------------     ---------------   ---------------
Cash used for operating activities                                                (58,303)          (225,310)          (321,489)
                                                                           --------------     --------------    ---------------

CASH FLOWS PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                 1,849,524          2,897,412            300,200
Cost of portfolio investments purchased                                                 -           (188,888)        (1,249,488)
                                                                           --------------     --------------    ---------------
Cash provided from (used for) investing activities                              1,849,524          2,708,524           (949,288)
                                                                           --------------     --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                      -                  -         (3,012,100)
                                                                           --------------     --------------    ---------------

Increase (decrease) in cash and cash equivalents                                1,791,221          2,483,214         (4,282,877)
Cash and cash equivalents at beginning of year                                  3,076,472            593,258          4,876,135
                                                                           --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $    4,867,693     $    3,076,472    $       593,258
                                                                           ==============     ==============    ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the Years Ended December 31, 1997, 1998 and 1999

                                                                            Managing
                                                                             General           Limited

                                                                             Partner          Partners                Total

Balance as of December 31, 1996                                           $    83,238       $    8,240,583      $     8,323,821

Net decrease in net assets from operations                                     (7,132)            (706,108)            (713,240)
                                                                          -----------       --------------      ---------------

Balance as of December 31, 1997                                                76,106            7,534,475(A)         7,610,581

Net decrease in net assets from operations                                    (20,206)          (2,000,476)          (2,020,682)
                                                                          -----------       --------------      ---------------

Balance as of December 31, 1998                                                55,900            5,533,999(A)         5,589,899

Accrued cash distribution, paid January 28, 2000                              (43,421)          (4,298,697)          (4,342,118)


Net decrease in net assets from operations                                     (7,360)            (728,626)            (735,986)
                                                                          -----------       --------------      ---------------

Balance as of December 31, 1999                                           $     5,119       $      506,676(A)   $       511,795
                                                                          ===========       ==============      ===============


(A) The net asset value per unit of limited partnership interest, including an allocation of net unrealized depreciation of investments, is $13, $143 and $195 as of December 31, 1999, 1998 and 1997, respectively. Such per Unit amounts are based on average allocations to all limited partners and do not reflect specific limited partner allocations, which are determined by the original closing date associated with the units of limited partnership interest held by each limited partner.

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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are valued quarterly by the Managing General Partner under the supervision of the Independent General Partners. Publicly-held portfolio securities are valued at the closing public market price on the valuation date discounted for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors

WESTMED VENTURE PARTNERS 2, L.P.

such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Investment Transactions - Investment transactions are recorded on the accrual method. For portfolio investments, transactions are recorded on the date the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold are computed on a specific identification basis.

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership considers its interest-bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. From inception to December 31, 1999, other timing differences totaling $3.3 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion

WESTMED VENTURE PARTNERS 2, L.P.

to their capital contributions. However, if realized gains had been previously allocated in the 80/20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to December 31, 1999, the Partnership had a $9.3 million net realized loss from its venture capital investments, including approximately $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred no venture capital fees for the year ended December 31, 1999. Cumulative venture capital fees incurred from inception to December 31, 1999 totaled approximately $964,000.

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

On January 29, 1998, the court dismissed all but four of the plaintiffs' counts. The Action was then remanded back to State court. On September 13, 1999, a mediation was held between the parties and the matter was settled in principal. Under the current terms of the settlement, the defendants paid $175,000, of which the Partnership's share was $21,000, exclusive of legal fees.

7.       Cash Distributions

In December 1999, the Managing General Partner approved a cash distribution to Partners totaling $4,342,118. Such distribution was paid on January 28, 2000. Limited Partners of record on December 31, 1999 received $4,298,697, or $111 per unit of limited partnership interest, and the Managing General Partner received $43,421. Cumulative cash distributions paid or accrued as of December 31, 1999 total $7,631,835, including $7,555,517 to the Limited Partners, or approximately $195 per unit of limited partnership interest, and $76,318 to the Managing General Partner.

Item 9.       Disagreements on Accounting and Financial Disclosure.
              ----------------------------------------------------

None.

                                    PART III

Item 10.      Directors and Executive Officers.
              --------------------------------

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

Presented below is information concerning the Independent General Partners of the Partnership as of March 15, 2000:

Thomas E. White, Age 66, Independent General Partner since 1987
260 Barnard Road
Larchmont, New York  10538
Units of the Partnership owned as of March 15, 2000 - none.

     Mr. White, an attorney in private practice in New York, was an independent general partner of WestMed Venture Partners, L.P. ("WVP") until its termination in September 1999. From 1974 to 1983, Mr. White was Senior Vice President and Director of Howmedica, Inc. with responsibility for various health-care operations in the United States, Europe and Latin America.

Robert A. Elliott, Age 60, Independent General Partner since 1987
Elliott Investment Co.
5000 Birch Street, Suite 6200
Newport Beach, California 92660
Units of the Partnership owned as of March 15, 2000 - none.

     Mr. Elliott, currently a private investor, was the Chairman and Chief Executive Officer of VLI Corporation ("VLI") from 1983 to 1987. Mr. Elliott was an independent general partner of WVP until its termination in September 1999, and currently is a member of the Board of Trustees of Chapman University and a member of the Board of Directors of three privately-held medical device companies and one public company. He is a former Director of the Health Industries Manufacturers Association. From 1979 until 1983, Mr. Elliott was Vice President and Director of Howmedica, Inc. with responsibility for the Medical Specialty Products Division, including domestic and international manufacturing and distribution.

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

Presented below is information as of March 15, 2000 concerning the directors and officers of MVH that are principally involved with the operations of the Partnership. Mr. Rothstein and Ms. Fusco have been officers of MVH since April 1996 and June 1996, respectively. The address of each such person is CIBC Oppenheimer Tower, World Financial Center, New York, New York 10281.

Gerald A. Rothstein, Age 57, President

Units of the Partnership owned as of March 15, 2000 - 0 Units
     Mr. Rothstein has been a Managing Director of Opco since 1983. He is primarily responsible for Opco's private equity efforts and focuses upon the emerging markets of Latin America and India. Mr. Rothstein is a member and chairperson of Opco's Commitment committee and also, a member of Opco's Due Diligence committee.

Ann O. Fusco, Age 45, Vice President

Units of the Partnership owned as of March 15, 2000 - 0 Units
     Ms. Fusco has been Director of Opco since the merger of Opco in November 1997. Prior to the merger, she was Vice President of Oppenheimer Properties, Inc. since July 1986 and has been employed by Opco since April 1984. In June 1996 Ms. Fusco became Vice President of MVH. Ms. Fusco is a Certified Public Accountant in the state of New York.

There are no family relationships among any of the Independent General Partners and the officers and directors of MVH or the Sub-Manager. MVH is owned 100% by Opco.

The Sub-Manager

The Sub-Manager is wholly-owned by Philippe L. Sommer. Presented below is information concerning Mr. Sommer as of March 15, 2000.

Philippe L. Sommer, Age 48, Sole Director, Officer and Stockholder Units of the Partnership owned as of March 15, 2000 - 0 Units

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

Item 11.      Executive Compensation.
              ----------------------

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

For the years ended December 31, 1999, 1998 and 1997, the Managing General Partner was allocated $7,360, $20,206 and $7,132 of the net decrease in the Partnership's net assets from operations for each of the respective periods.

Pursuant to a management agreement, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee is determined and payable quarterly. For the years ended December 31, 1999, 1998 and 1997, the Managing General Partner received management fees of $76,345, $133,178 and $160,485, respectively.

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred venture capital fees of $0, $10,793 and 71,394 for the years ended December 31, 1999, 1998 and 1997, respectively. Cumulative venture capital fees incurred from inception to December 31, 1999 totaled $964,036.

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

     The Managing General Partner has arranged for Palmeri Fund Administrators, Inc., an independent administrative services company, to provide administrative services to the Partnership. Fees for such services are paid directly by the Managing General Partner.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

Security Ownership

As of March 15, 2000, no person or group is known by the Partnership to be the beneficial owner of more than 5% of the Units. The Independent General Partners and the directors, officers and employees of MVH and the Sub-Manager do not own any Units.

Item 13.      Certain Relationships and Related Transactions.
              ----------------------------------------------

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
              -----------------------------------------------------------------

(a)    1.     Financial Statements.
              Independent Auditors' Report

              Balance Sheets as of December 31, 1999 and 1998

              Schedule of Portfolio Investments as of December 31, 1999

              Schedule of Portfolio Investments as of December 31, 1998

              Statements of Operations for the years ended December 31, 1999, 1998 and 1997

              Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

              Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1998 and 1999

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2000.

WESTMED VENTURE PARTNERS 2, L.P.

By:  WestMed Venture Management 2, L.P.,
     Managing General Partner

By:  Medical Venture Holdings, Inc.,
     General Partner

By:  /s/   Gerald A. Rothstein

     Gerald A. Rothstein
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated on the 30th day of March 2000.

WESTMED VENTURE

MANAGEMENT 2, L.P.                               Managing General Partner of WestMed Venture Partners 2, L.P.

By:  Medical Venture Holdings, Inc.              General Partner of WestMed Venture Management 2, L.P.


By:  /s/ Gerald A. Rothstein                     President (principal executive officer) of Medical Venture Holdings, Inc.
     -------------------------------------------
     Gerald A. Rothstein

By:  /s/ Ann Oliveri Fusco                       Vice President (principal financial and accounting officer) of Medical    Ann
     -------------------------------------------
Oliveri Fusco                                    Venture Holdings, Inc.


By:  /s/ Thomas E. White                         Independent General Partner of WestMed Venture Partners 2, L.P.
     -------------------------------------------
     Thomas E. White

By:  /s/ Robert A. Elliott                       Independent General Partner of WestMed Venture Partners 2, L.P.
     -------------------------------------------
     Robert A. Elliott
