Form 10-Q
period 2000-03-31
WESTMED VENTURE PARTNERS 2 LP
filed 2000-05-15
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended March 31, 2000


Commission file number 33-21281


                        WESTMED VENTURE PARTNERS 2, L.P.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             13-3473015
--------------------------------------------------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


CIBC Oppenheimer Tower, World Financial Center

New York, New York                                                     10281
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (212) 667-7000


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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

Schedule of Portfolio Investments as of March 31, 2000 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months Ended March 31, 2000 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                          March 31, 2000          December 31,
                                                                                            (Unaudited)               1999

ASSETS

Portfolio investment at fair value (cost of $0 as of March 31, 2000
   and December 31, 1999)                                                                 $           0         $             0
Cash and cash equivalents                                                                       537,605               4,867,693
Receivable from security sold                                                                         -                   5,743
Accrued interest receivable                                                                         963                   1,205
Prepaid insurance                                                                                15,500                  22,289
                                                                                          -------------         ---------------

TOTAL ASSETS                                                                              $     554,068         $     4,896,930
                                                                                          =============         ===============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                                 $           -         $     4,342,118
Accounts payable and accrued expenses                                                            39,502                  40,445
Due to Managing General Partner                                                                   9,597                   2,572
Due to Independent General Partners                                                               2,500                       -
                                                                                          -------------         ---------------
   Total liabilities                                                                             51,599               4,385,135
                                                                                          -------------         ---------------

Partners' Capital:
Managing General Partner                                                                          5,026                   5,119
Limited Partners (38,727 Units)                                                                 497,443                 506,676
                                                                                          -------------         ---------------
   Total Partners' capital                                                                      502,469                 511,795
                                                                                          -------------         ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                   $     554,068         $     4,896,930
                                                                                          =============         ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
SCHEDULE OF PORTFOLIO INVESTMENTS (Unaudited)
As of March 31, 2000

                                                                           Initial
                                                                         Investment
Company / Position                                                          Date                  Cost               Fair Value

La Jolla Pharmaceutical Company

Warrant to purchase 5,015 shares of Common Stock                         Nov. 1991          $                   $
   at $5.00 per share, expiring 6/3/00                                                                    0                   0
                                                                                            ---------------     ---------------

Active Portfolio Investment                                                                 $             0     $             0
                                                                                            ===============     ===============

Supplemental Information: Liquidated Portfolio Investments (A)

                                                                            Cost            Realized Loss       Return

Liquidated Portfolio Investments                                     $      16,842,427      $    (9,549,586)    $     7,292,841
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
                                                                     =================      ===============     ===============


(A)  Amounts  provided  for  "Supplemental  Information:   Liquidated  Portfolio
     Investments" are cumulative from inception through March 31, 2000.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

                                                                                                 2000                 1999
                                                                                            --------------      -------------

INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                                                        $   22,714       $       34,137
                                                                                               ----------       --------------
     Total investment income                                                                       22,714               34,137
                                                                                               ----------       --------------

   Expenses:
   Management fee                                                                                   2,525               25,253
   Professional fees                                                                               14,483               14,774
   Insurance expense                                                                                6,789                8,278
   Mailing and printing                                                                             5,589                5,609
   Independent General Partners' fees                                                               2,500                2,500
   Custodial fees                                                                                      91                  623
   Other                                                                                               63                  113
                                                                                               ----------       --------------
     Total investment expenses                                                                     32,040               57,150
                                                                                               ----------       --------------

NET INVESTMENT LOSS                                                                                (9,326)             (23,013)

Net realized gain from portfolio investments                                                            -               36,509
                                                                                               ----------       --------------

NET REALIZED (LOSS) GAIN FROM OPERATIONS                                                           (9,326)              13,496

Change in net unrealized depreciation of portfolio investments                                          -             (578,490)
                                                                                               ----------       --------------

NET DECREASE IN NET ASSETS RESULTING

   FROM OPERATIONS                                                                             $   (9,326)      $     (564,994)
                                                                                               ==========       ==============



See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

                                                                                                2000                 1999
                                                                                            -------------       ---------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                         $     (9,326)       $       (23,013)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                           7,031                  8,965
Increase (decrease) in payables, net                                                               8,582                (10,602)
                                                                                            ------------        ---------------
Cash provided from (used for) operating activities                                                 6,287                (24,650)
                                                                                            ------------        ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from the sale of portfolio investments                                                    5,743                224,311
                                                                                            ------------        ---------------
Cash provided from investing activities                                                                -                224,311
                                                                                            ------------        ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to partners                                                            (4,342,118)                     -
                                                                                            ------------        ---------------
Cash used for financing activities                                                            (4,342,118)                     -
                                                                                            ------------        ---------------

(Decrease) increase in cash and cash equivalents                                              (4,330,088)               199,661
Cash and cash equivalents at beginning of period                                               4,867,693              3,076,472
                                                                                            ------------        ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $    537,605        $     3,276,133
                                                                                            ============        ===============


See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2000

                                                                             Managing
                                                                             General          Limited
                                                                             Partner          Partners                Total

Balance as of December 31, 1999                                           $     5,119       $      506,676      $       511,795

Net decrease in net assets from operations                                        (93)              (9,233)              (9,326)
                                                                          -----------       --------------      ---------------

Balance as of March 31, 2000                                              $     5,026       $      497,443(A)   $       502,469
                                                                          ===========       ==============      ===============





(A)  The net asset  value  per  $1,000  unit of  limited  partnership  interest,
     including  an  assumed   allocation  of  net  unrealized   depreciation  of
     investments, is $13.

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

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments are valued quarterly by the Managing General Partner under the supervision of the Independent General Partners. Publicly-held portfolio securities are valued at the closing public market price on the valuation date discounted for sales restrictions. Factors considered in the determination of an appropriate discount include, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either has a representative serving on the board of directors of the portfolio company under consideration or is greater than a 5% shareholder thereof, and other liquidity factors

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately-held portfolio securities are carried at cost until significant developments affecting the portfolio company provide a basis for change in valuation. The fair value of private securities is adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value. As a venture capital investment fund, the Partnership's portfolio investments involve a high degree of business and financial risk that can result in substantial losses. The Managing General Partner considers such risks in determining the fair value of the Partnership's portfolio investments.

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

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. From inception to March 31, 2000, other timing differences totaling $3.3 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion

WESTMED VENTURE PARTNERS 2, L.P.

to their capital contributions. However, if realized gains had been previously allocated in the 80/20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to March 31, 2000, the Partnership had a $9.3 million net realized loss from its venture capital investments, including approximately $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee is incurred as portfolio investments are made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred are recorded as a cost of acquiring the portfolio investment. The Partnership incurred no venture capital fees for the period ended March 31, 2000. Cumulative venture capital fees incurred from inception to March 31, 2000 totaled approximately $964,000.

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

5.       Subsequent Event

In May 2000, the Partnership received a final cash settlement payment totaling $916,666 in connection with additional claims relating to an earlier settlement agreement involving Sennes Drug Innovations, Inc., certain shareholders of Sennes, including the Partnership, and certain other parties.

6        Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of March 31, 2000, and for the three-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

Liquidity and Capital Resources

On January 28, 2000, the Partnership paid a cash distribution to Partners totaling $4,342,118. Limited Partners of record on December 31, 1999 received $4,298,697, or $111 per Unit, and the Managing General Partner received $43,421. Cumulative cash distributions paid to Partners from inception of the Partnership through March 31, 2000 total $7,631,835, including $7,555,517 to the Limited Partners, or approximately $195 per Unit, and $76,318 to the Managing General Partner.

As of March 31, 2000, the Partnership held $537,605 in an interest-bearing cash account. For the three months ended March 31, 2000, the Partnership earned interest of $22,714 on its cash balances. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in cash balances held.

As a result of the portfolio liquidations completed during 1999, the Partnership's only remaining portfolio security is a warrant to purchase 5,015 common shares of La Jolla Pharmaceutical Company, a public company, at $5.00 per share, expiring on June 3, 2000. The warrant, acquired in a private transaction, is not publicly traded, has no cost basis and was carried at a fair value of $0 as of March 31, 2000.

As previously disclosed, in September 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. as part of a litigation settlement involving Sennes and certain shareholders, including the Partnership, against Baylor College of Medicine. As a result of certain claims pursued by parties to the settlement agreement, the Partnership received an additional and final cash settlement payment totaling $916,666 in May 2000.

The General Partners have elected not to extend the Partnership's originally scheduled termination date of December 31, 1998. The Managing General Partner is working toward the ultimate termination of the Partnership and will continue to manage the Partnership through the date of termination, which will occur when all liabilities and obligations to creditors have been satisfied and all investments in portfolio companies have been sold, distributed or otherwise disposed.

Funds needed to cover the Partnership's future operating expenses will be obtained primarily from existing cash reserves and interest from short-term investments.

Results of Operations

For the three months ended March 31, 2000, the Partnership had a net realized loss from operations of $9,326. For the three months ended March 31, 1999, the Partnership had a net realized gain from operations of $13,496. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - The Partnership had no realized gains or losses from its portfolio investments during the three months ended March 31, 2000. For three months ended March 31, 1999, the Partnership had a $36,509 net realized gain from the sale of 10,000 common shares of KeraVision, Inc. in the public market for net proceeds of $113,668.

Investment Income and Expenses - For the three months ended March 31, 2000 and 1999, the Partnership had a net investment loss of $9,326 and $23,013, respectively. The $13,687 favorable change in net investment loss for the 2000 period compared to the same period in 1999, resulted from a $25,110 decline in operating expenses offset by an $11,423 decrease in interest income. The decrease in interest income, resulted from the lower cash and cash equivalents balances held during the 2000 period compared to the same period in 1999. Cash balances were reduced as a result of the $4.3 million cash distribution paid to Partners in January 2000, as discussed above. The decrease in operating expenses primarily resulted from a $22,728 decrease in the management fee, as discussed below.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended March 31, 2000 and 1999, the management fee was $2,525 and $25,253, respectively. The decline in the management fee for the 2000 period compared to the 1999 period reflects the reduced net asset value of the Partnership, resulting from the continued liquidation of the Partnership's portfolio investments and subsequent cash distribution to Partners.

Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - As discussed above, the Partnership' only remaining portfolio investment had a $0 cost and fair value as of March 31, 2000. As a result, the Partnership had no unrealized appreciation as of March 31, 2000 and had no change in net unrealized appreciation for the three months ended March 31, 2000.

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

As of March 31, 2000, the Partnership's net assets were $502,469, reflecting a decrease of $9,326 from net assets of $511,795 as of December 31, 1999. This change resulted from the decrease in net assets resulting from operations, comprised of the $9,326 net investment loss for the three-month period ended March 31, 2000.

As of March 31, 1999, the Partnership's net assets were $5,024,905, reflecting a decrease of $564,994 from net assets of $5,589,899 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the three-month period, comprised of the $578,490 unfavorable change in net unrealized depreciation of investments partially offset by the $13,496 net realized gain from operations for the three-month period March 31, 1999.

The net asset value of the Partnership per $500 Unit, including an allocation of net unrealized depreciation of investments, was $13 as of March 31, 2000 and December 31, 1999. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

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

Market risk relating to the Partnership's remaining portfolio investment held as of March 31, 2000 is considered to be immaterial.

As of March 31, 2000, the Partnership had no short-term investments.

Market risk relating to the Partnership's interest-bearing cash equivalents held as of March 31, 2000 is also considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              -----------------

Not applicable.

Item 2.       Changes in Securities.
              ---------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.
              -------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.
              -----------------

Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

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

Date:    May 15, 2000