Form 10-Q
period 2000-06-30
WESTMED VENTURE PARTNERS 2 LP
filed 2000-08-14
CIK 831883

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934


For the Quarterly Period Ended June 30, 2000


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

                            WESTMED VENTURE PARTNERS 2, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999

Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2000
 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

WESTMED VENTURE PARTNERS 2, L.P.
BALANCE SHEETS

                                                                                           June 30, 2000       December 31,
                                                                                            (Unaudited)               1999
                                                                                        -----------------    ----------------
ASSETS

Portfolio investment at fair value (cost of $0 as of December 31, 1999)                 $             -         $             0
Cash and cash equivalents                                                                     1,435,360               4,867,693
Receivable from security sold                                                                         -                   5,743
Accrued interest receivable                                                                       2,546                   1,205
Prepaid insurance                                                                                 8,712                  22,289
                                                                                        ---------------         ---------------

TOTAL ASSETS                                                                            $     1,446,618         $     4,896,930
                                                                                        ===============         ===============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Cash distribution payable                                                               $             -         $     4,342,118
Accounts payable and accrued expenses                                                            34,373                  40,445
Due to Managing General Partner                                                                  18,504                   2,572
Due to Independent General Partners                                                               5,000                       -
                                                                                        ---------------         ---------------
   Total liabilities                                                                             57,877               4,385,135
                                                                                        ---------------         ---------------

Partners' Capital:
Managing General Partner                                                                         13,888                   5,119
Limited Partners (38,727 Units)                                                               1,374,853                 506,676
                                                                                        ---------------         ---------------
   Total Partners' capital                                                                    1,388,741                 511,795
                                                                                        ---------------         ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $     1,446,618         $     4,896,930
                                                                                        ===============         ===============




See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF OPERATIONS (Unaudited)

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                     2000             1999             2000            1999
                                                               ---------------    -------------  ---------------   -----------
INVESTMENT INCOME AND EXPENSES

   Income:
   Interest from short-term investments                           $      5,996    $      39,086   $     28,710    $      73,223
                                                                  ------------    -------------   ------------    -------------

   Expenses:
   Management fee                                                        6,979           23,867          9,504           49,120
   Professional fees                                                    15,950           17,269         30,433           32,043
   Insurance expense                                                     6,788            8,370         13,577           16,648
   Mailing and printing                                                  4,032            5,253          9,621           10,862
   Independent General Partners' fees                                    2,500            2,500          5,000            5,000
   Custodial fees                                                          142              498            233            1,121
   Other                                                                     -              795             63              908
                                                                  ------------    -------------   ------------    -------------
     Total investment expenses                                          36,391           58,552         68,431          115,702
                                                                  ------------    -------------   ------------    -------------

NET INVESTMENT LOSS                                                    (30,395)         (19,466)       (39,721)         (42,479)

Realized gain (loss) from portfolio investments                        916,667         (105,297)       916,667          (68,788)
                                                                  ------------    -------------   ------------    -------------

NET REALIZED GAIN (LOSS)

   FROM OPERATIONS                                                     886,272         (124,763)       876,946         (111,267)

Change in unrealized depreciation
   of portfolio investments                                                  -         (150,631)             -         (729,121)
                                                                  ------------    -------------   ------------    -------------

NET INCREASE (DECREASE) IN NET ASSETS

   RESULTING FROM OPERATIONS                                      $    886,272    $    (275,394)  $    876,946    $    (840,388)
                                                                  ============    =============   ============    =============





See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

                                                                                                   2000              1999
                                                                                              --------------    ----------------

CASH FLOWS USED FOR OPERATING ACTIVITIES

Net investment loss                                                                           $      (39,721)   $       (42,479)

Adjustments to reconcile net investment loss to cash used for operating activities:

Decrease in accrued interest receivable and other assets                                              12,236             16,938
Increase (decrease) in payables                                                                       14,860             (7,989)
                                                                                              --------------    ---------------
Cash used for operating activities                                                                   (12,625)           (33,530)
                                                                                              --------------    ---------------

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES

Proceeds from sale of portfolio investments                                                          922,410            531,920
                                                                                              --------------    ---------------
Cash provided from investing activities                                                              922,410            531,920
                                                                                              --------------    ---------------

CASH FLOWS USED FOR FINANCING ACTIVITIES

Cash distribution paid to Partners                                                                (4,342,118)                 -
                                                                                              --------------    ---------------
Cash used for financing activities                                                                (4,342,118)                 -
                                                                                              --------------    ---------------

(Decrease) increase in cash and cash equivalents                                                  (3,432,333)           498,390
Cash and cash equivalents at beginning of period                                                   4,867,693          3,076,472
                                                                                              --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    1,435,360    $     3,574,862
                                                                                              ==============    ===============




See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2000


                                                                            Managing
                                                                            General            Limited
                                                                            Partner            Partners           Total
                                                                          -----------       --------------    -------------
Balance as of December 31, 1999                                           $     5,119       $      506,676    $     511,795

Net increase in net assets from operations                                      8,769              868,177          876,946
                                                                          -----------       --------------    -------------

Balance as of June 30, 2000                                               $    13,888       $    1,374,853    $   1,388,741
                                                                          ===========       ==============    =============





(A) The net asset value per $500 unit of limited partnership interest was approximately $35 as of June 30, 2000.

See notes to financial statements.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.       Organization and Purpose

WestMed Venture Partners 2, L.P. (the "Partnership") was formed under Delaware law in April 1988 to operate as a business development company under the Investment Company Act of 1940, as amended. The Partnership made its final cash distribution and terminated on July 31, 2000. The Partnership was a closed-end partnership and accordingly its units of limited partnership interest ("Units") were not redeemable. A total of 38,727 Units were sold to limited partners
("Limited Partners" and together with the Managing General Partner (as hereinafter defined), the "Partners") at $500 per Unit. The Partnership's objective was to achieve long-term capital appreciation from its portfolio of venture capital investments, consisting of companies engaged in the health care industry.

The general partners of the Partnership included two individuals (the "Independent General Partners") and the managing general partner, WestMed Venture Management 2, L.P., a Delaware limited partnership (the "Managing General Partner" and collectively with the Independent General Partners, the "General Partners"). The general partner of the Managing General Partner was Medical Venture Holdings, Inc., a Delaware corporation affiliated with CIBC Oppenheimer Corp. ("Opco"). Opco was the successor corporation to Oppenheimer & Co., Inc., following the acquisition and subsequent merger of Oppenheimer & Co., Inc. and CIBC Wood Gundy Corp. in November 1997. Opco is a subsidiary of Canadian Imperial Bank of Commerce. The limited partners of the Managing General Partner were Opco, MVP Holdings, Inc. and BSW, Inc., a Delaware corporation owned by John A. Balkoski, Philippe L. Sommer and Howard S. Wachtler. Alsacia Venture Management, Inc. (the "Sub-Manager"), a corporation controlled by Philippe L. Sommer, served as the sub-manager of the Partnership pursuant to a sub-management agreement between the Managing General Partner and the Sub-Manager. The Sub-Manager had been retained by the Managing General Partner to assist the Managing General Partner in the performance of certain of its duties to the Partnership.

2.     Summary of Significant Accounting Policies

Valuation of Investments - Portfolio investments were valued quarterly by the Managing General Partner under the supervision of the Independent General Partners. Publicly held portfolio securities were valued at the closing public market price on the valuation date discounted for sales restrictions. Factors considered in the determination of an appropriate discount included, underwriter lock-up or Rule 144 trading restrictions, insider status where the Partnership either had a representative serving on the board of directors of the portfolio company under consideration or was greater than a 5% shareholder thereof, and other liquidity factors such as the size of the Partnership's position in a given company compared to the trading history of the public security. Privately held portfolio securities were carried at cost until significant developments affecting the portfolio company provided a basis for change in valuation. The fair value of private securities was adjusted (i) to reflect meaningful third-party transactions in the private market and (ii) to reflect significant progress or slippage in the development of the company's business such that cost is no longer reflective of fair value.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Investment Transactions - Investment transactions were recorded on the accrual method. For portfolio investments, transactions were recorded on the date the Partnership obtains an enforceable right to demand the securities or payment thereof. Realized gains and losses on investments sold were computed on a specific identification basis.

Statements of Cash Flows - Cash and cash equivalents include short-term interest-bearing investments in commercial paper and other money market investments. The Partnership considered its interest-bearing cash account to be cash equivalents.

Income Taxes - No provision for income taxes has been made since all income and losses are allocable to the Partners for inclusion in their respective tax returns. The Partnership's net assets for financial reporting purposes differ from its net assets for tax purposes. From inception to June 30, 2000, other timing differences totaling $3.3 million, primarily relating to original sales commissions paid and other costs of selling the Units, have been recorded on the Partnership's financial statements but have not yet been deducted for tax purposes.

3.     Allocations of Partnership Profits and Losses

Pursuant to the Partnership's agreement of limited partnership, as amended (the "Partnership Agreement"), the Partnership's net income and net realized gains from all sources are allocated to all Partners, in proportion to their capital contributions, until all Partners have been allocated an amount (the "Priority Return") equal to 6% per annum, simple interest, on their total Adjusted Invested Capital; i.e., original capital contributions reduced by previous distributions. Thereafter, net income and net realized gains from venture capital investments in excess of the amount used to cover the Priority Return are allocated 20% to the Managing General Partner and 80% to all Partners in proportion to their capital contributions. Any net income from non-venture capital investments in excess of the amount used to cover the Priority Return is allocated to all Partners in proportion to their capital contributions. Realized losses are allocated to all Partners in proportion to their capital contributions. However, if realized gains had been previously allocated in the 80/20 ratio, then losses are allocated in the reverse order in which profits were allocated. From its inception to June 30, 2000, the Partnership had an $8.6 million net realized loss from its venture capital investments, including approximately $240,000 of interest and other income from portfolio investments.

4.     Related Party Transactions

Pursuant to the Partnership Agreement, the Managing General Partner received a one-time venture capital fee equal to 5% of the gross proceeds from the sale of Units. Such fee was incurred as portfolio investments were made in the proportion of the cost of each portfolio investment to the net proceeds from the sale of Units. Venture capital fees incurred were recorded as a cost of acquiring the portfolio investment. The Partnership incurred no venture capital fees for the six months ended June 30, 2000. Cumulative venture capital fees incurred from inception to June 30, 2000 totaled approximately $964,000.

WESTMED VENTURE PARTNERS 2, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner was responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner received a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership (net of selling commissions and organizational expenses) reduced by capital distributed. Such fee was determined and paid quarterly. The compensation of the Sub-Manager was paid directly by the Managing General Partner.

The Managing General Partner also provided certain shareholder services and database management support for the Limited Partners of the Partnership. For such services, the Managing General Partner charged the Partnership $4,500 per quarter. This amount was paid to the Managing General Partner in addition to the regular management fee discussed above.

For services rendered to the Partnership, each of the two Independent General Partners received a $5,000 annual fee and reimbursement for all out-of-pocket expenses relating to attendance at meetings of the General Partners.

5.       Portfolio Investments

In June 2000, the Partnership's warrant to purchase 5,015 shares of LaJolla Pharmaceutical Company expired, unexercised.

As previously disclosed, in September 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. as part of a litigation settlement involving Sennes and certain shareholders, including the Partnership, against Baylor College of Medicine. As a result of certain claims pursued by parties to the settlement agreement, the Partnership received an additional and final cash settlement payment totaling $916,667 in May 2000.

As of June 30, 2000, all of the Partnership's portfolio investments had been liquidated. The cost of such liquidated investments was $16,842,427, compared to a return of $8,209,508.

6.       Subsequent Event - Termination and Final Cash Distribution

In July 2000, the General Partners approved the final terminating cash distribution totaling $1,274,079 to be paid to Partners on July 31, 2000. Limited Partners received $1,261,338, or $32.57 per $500 Unit and the Managing General Partner received $12,741.

7.       Interim Financial Statements

In the opinion of the Managing General Partner, the unaudited financial statements as of June 30, 2000, and for the six-month period then ended, reflect all adjustments necessary for the fair presentation of the results of the interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

Liquidity and Capital Resources

The Partnership invests its idle cash balances in short-term securities with maturities of less than one year and in an interest bearing cash account. As of June 30, 2000, the Partnership held $1,435,360 in an interest bearing cash account. For the three months and six months ended June 30, 2000, the Partnership earned interest from its short-term investments and interest bearing cash account of $5,996 and $28,710, respectively.

As previously disclosed, in September 1998, the Partnership liquidated its investment in Sennes Drug Innovations, Inc. as part of a litigation settlement involving Sennes and certain shareholders, including the Partnership, against Baylor College of Medicine. As a result of certain claims pursued by parties to the settlement agreement, the Partnership received an additional and final cash settlement payment totaling $916,667 in May 2000.

As of June 30, 2000, all of the Partnership's portfolio investments had been liquidated. The cost of such liquidated investments was $16,842,427, compared to a return of $8,209,508.

In July 2000, the General Partners approved the final terminating cash distribution totaling $1,274,079 to be paid to Partners on July 31, 2000. Limited Partners received $1,261,338, or $32.57 per $500 Unit and the Managing General Partner received $12,741. Cumulative cash distributions paid to Partners from inception of the Partnership through July 31, 2000 total $8,905,914, including $8,816,855 to the Limited Partners, or approximately $228 per Unit, and $89,059 to the Managing General Partner.

Results of Operations

For the three and six months ended June 30, 2000, the Partnership had a net realized gain from operations of $886,272 and $876,946, respectively. For the three and six months ended June 30, 1999, the Partnership had a net realized loss from operations of $124,763 and $111,267, respectively. Net realized gain or loss from operations is comprised of (i) net realized gain or loss from portfolio investments and (ii) net investment income or loss (interest and dividend income less operating expenses).

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 2000, the Partnership had a net realized gain of $916,667 from the receipt of the final litigation settlement involving the Sennes Drug Innovations, Inc., as discussed above.

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

Investment Income and Expenses - For the three months ended June 30, 2000 and 1999, the Partnership had a net investment loss of $30,395 and $19,466, respectively. The $10,929 unfavorable change in net investment loss for the 2000 period compared to the same period in 1999 was comprised of a $33,090 decrease in investment income offset by a $22,161 decrease in operating expenses. The decrease in investment income resulted from a decrease in income from short-term investments due to the reduced amount of cash invested in such securities during the three months ended June 30, 2000 compared to the same period in 1999. The reduced operating expenses primarily resulted from a $16,888 decrease in the management fee, as discussed below, and a $5,273 net decrease in other operating expenses for the 2000 period compared to the same period in 1999, primarily due to reductions in professional fees and insurance expense incurred during the wind-up period.

For the six months ended June 30, 2000 and 1999, the Partnership had a net investment loss of $39,721 and $42,479, respectively. The $2,758 favorable change in net investment loss for the six months ended June 30, 2000 compared to the same period in 1999 was comprised of a $47,271 decrease in operating expenses offset by a $44,513 decrease in investment income. The decrease in investment income resulted from a decrease in income from short-term investments due to the reduced amount of cash invested in such securities during the six months ended June 30, 2000 compared to the same period in 1999. The reduction in operating expenses primarily resulted from a $39,616 decrease in the management fee, as discussed below, and a $7,655 net decrease in other operating expenses for the 2000 period compared to the same period in 1999, primarily due to reductions in professional fees and insurance expense incurred during the wind-up period.

Pursuant to a management agreement between the Partnership and the Managing General Partner, the Managing General Partner is responsible for the management, administrative and certain investment advisory services necessary for the operation of the Partnership. For such services, the Managing General Partner receives a management fee at the annual rate of 2% of the lesser of the net assets of the Partnership or the net contributed capital of the Partnership; i.e., gross capital contributions to the Partnership, net of selling commissions and organizational expenses, reduced by capital distributed. Such fee is determined and paid quarterly. For the three months ended June 30, 2000 and 1999, the management fee was $6,979 and $23,867, respectively. For the six months ended June 30, 2000 and 1999, the management fee was $9,504 and $49,120, respectively. The decline in the management fee for the 2000 period compared to the 1999 period reflects the reduced net asset value of the Partnership, resulting from the continued liquidation of the Partnership's portfolio investments and subsequent cash distribution to Partners.

Unrealized Gains and Losses and Changes in Unrealized Appreciation or Depreciation of Portfolio Investments - The Partnership had no changes to unrealized appreciation or depreciation of investments for the six months ended June 30, 2000.

For the six months ended June 30, 1999, the Partnership had a $729,121 unfavorable change in net unrealized depreciation of investments. During the six-month period, the Partnership reduced the fair value of its remaining portfolio investments by $612,061 due to the net downward revaluation of its publicly-traded securities as of the end of the period. Additionally, during the period, $117,060 was transferred from unrealized gain to realized gain in connection with the sale of certain portfolio investments, as discussed above.

Net Assets - As of June 30, 2000, the Partnership's net assets were $1,388,741, reflecting an increase of $876,946 from net assets of $511,795 as of December 31, 1999. This change represents the $876,946 net realized gain from operations for the six-month period. As discussed above, the Partnership made its final terminating cash distribution totaling $1,274,079 to be paid to Partners on July 31, 2000.

As of June 30, 1999, the Partnership's net assets were $4,749,511, reflecting a decrease of $840,388 from net assets of $5,589,899 as of December 31, 1998. This change represents the decrease in net assets resulting from operations for the six-month period, comprised of the $729,121 unfavorable change in net unrealized depreciation of investments and the $111,267 net realized loss from operations for the six month period.

As of June 30, 2000 and December 31, 1999, the net asset value per $500 Unit, including an allocation of net unrealized depreciation of investments was $35 and $13, respectively. Such per Unit amounts are based on average allocations to all Limited Partners and do not reflect specific Limited Partner allocations, which are determined by the original closing date associated with the Units held by each Limited Partner.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

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

Date:    August 14, 2000